Form 10-Q
period 2004-09-30
EDUCATE INC
filed 2004-11-12
CIK 1286862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended September 30, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 000-50952

EDUCATE, INC.

(Exact name of registrant as specified in its charter)

Delaware	37-1465722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fleet Street, Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 843-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐.    No  ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐.    No  ☒.

The registrant had 42,574,474 shares of Common Stock outstanding as of November 1, 2004.

EDUCATE, INC.

INDEX

		Page No.

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets – September 30, 2004 and December 31, 2003	3

	Consolidated Statements of Income – For the three months ended September 30, 2004 and the period from June 30, 2003 (date of inception) through September 30, 2003	5

	Consolidated Statements of Income – For the nine months ended September 30, 2004 and 2003 (pro forma)	6

	Consolidated Statements of Cash Flows – For the nine months ended September 30, 2004 and the period from June 30, 2003 (date of inception) through September 30, 2003	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosure of Market Risk	31

Item 4.	Controls and Procedures	31

PART II. - OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

SIGNATURE		34

Educate, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands except per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,630	$20,226

Receivables:
Accounts receivable	29,554	42,664
Notes receivable	121	732

	29,675	43,396
Allowance for doubtful accounts	(4,292)	(4,237)

	25,383	39,159

Inventory	1,508	920
Prepaid expenses and other current assets	2,807	1,791
Assets of discontinued operations held for sale	—	6,050

Total current assets	63,328	68,146

Property and equipment:
Furniture and fixtures	7,933	6,137
Computer equipment and software	9,474	5,598
Leasehold improvements	7,868	6,175

	25,275	17,910
Accumulated depreciation and amortization	(8,617)	(3,148)

	16,658	14,762
Intangible assets:
Goodwill	61,587	50,370
Tradenames	131,536	131,737
Franchise license rights	85,782	88,556
Other intangible assets	1,199	1,199

	280,104	271,862
Accumulated amortization	(510)	(220)

	279,594	271,642
Other assets	7,642	7,645

Total assets	$367,222	$362,195

See notes to consolidated financial statements.

Educate, Inc.

Consolidated Balance Sheets (continued)

(Dollar amounts in thousands, except per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$18,522	$20,886
Accrued compensation and related benefits	10,673	11,006
Income taxes payable	850	467
Current portion of long-term debt	2,369	8,301
Deferred revenue	15,784	17,791
Liabilities of discontinued operations held for sale	—	2,071

Total current liabilities	48,198	60,522

Long-term debt, less current portion	119,987	159,564
Other long-term liabilities	2	202
Deferred income taxes	4,040	—

Total liabilities	172,227	220,288
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.01, 55,000,000 shares authorized, 42,574,474 and 36,800,000 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	426	368
Additional paid-in capital	190,873	137,336
Retained earnings	903	1,701
Accumulated other comprehensive income	2,793	2,502

Total stockholders’ equity	194,995	141,907

Total liabilities and stockholders’ equity	$367,222	$362,195

See notes to consolidated financial statements.

Educate, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except per share data)

(unaudited)

	Three months ended September 30, 2004	Period from June 30, 2003 (date of inception) through September 30, 2003
Revenues
Learning Center:
Company-owned centers	$36,276	$32,646
Franchise services	11,617	10,756

Total Learning Center	47,893	43,402

Institutional Services	13,750	9,987
Online Learning Services	718	473

Total revenues	62,361	53,862

Costs and expenses
Instructional and franchise operations costs	43,761	39,209
Marketing and advertising	5,542	4,484
Depreciation and amortization	2,025	1,652
General and administrative expenses	3,133	3,048
Non-cash stock compensation expense (* see detail below)	303	—

Total costs and expenses	54,764	48,393

Operating income	7,597	5,469

Other income (expense)
Interest income	316	92
Interest expense	(2,205)	(3,269)
Other financing costs	(275)	—

Income from continuing operations before income taxes	5,433	2,292

Income tax expense	(3,496)	(871)

Income from continuing operations	1,937	1,421
Loss from discontinued operations, net of income tax benefit of $602 in 2004 and $633 in 2003	(1,117)	(1,175)
Gain on disposal of discontinued operations, net of income tax expense of $51 in 2004	83	—

Net income	$903	$246

Earnings per common share - basic and diluted
Income from continuing operations	$0.05	$0.04
Loss from discontinued operations	$(0.03)	$(0.03)

Net income	$0.02	$0.01

* Composition of stock compensation:
Instructional and franchise operations costs	$94	$—
General and administrative expenses	$209	$—

Total	$303	$—

See notes to consolidated financial statements.

Educate, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except per share data)

(unaudited)

	Nine months ended September 30, 2004	Nine months ended September 30, 2003
		(pro forma) (See Note 13)
Revenues
Learning Center:
Company-owned centers	$101,584	$92,435
Franchise services	38,270	34,411

Total Learning Center	139,854	126,846

Institutional Services	89,895	53,405
Online Learning Services	2,058	1,446

Total revenues	231,807	181,697

Costs and expenses
Instructional and franchise operations costs	161,995	127,843
Marketing and advertising	19,148	14,821
Depreciation and amortization	5,669	4,861
General and administrative expenses	9,516	9,481
Non-cash stock compensation expense (* see detail below)	8,704	—

Total costs and expenses	205,032	157,006

Operating income	26,775	24,691

Other income (expense)
Interest income	615	—
Interest expense	(8,250)	(9,649)
Other financing costs	(5,117)	—

Income from continuing operations before income taxes	14,023	15,042
Income tax expense	(6,760)	(6,025)

Income from continuing operations	7,263	$9,017

Loss from discontinued operations, net of income tax benefit of $1,529	(2,838)
Gain on disposal of discontinued operations, net of income tax expense of $51	83

Net income	$4,508

Dividends per common share	$0.24
Earnings per common share - basic and diluted
Income from continuing operations	$0.19	$0.25

Loss from discontinued operations	$(0.07)

Net income	$0.12

* Composition of stock compensation:
Instructional and franchise operations costs	$694
General and administrative expenses	$8,010

Total	$8,704

See notes to consolidated financial statements.

Educate, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Nine months ended September 30, 2004	Period from June 30, 2003 (date of inception) through September 30, 2003
Operating activities
Income from continuing operations	$7,263	$1,421
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
Depreciation	5,373	1,587
Amortization	296	65
Bad debt expense	849	860
Deferred income taxes	677	—
Non-cash stock compensation	8,704	—
Other financing costs	4,842	—
Gain on investments	(229)	—
Other non-cash items	398	(70)
Changes in operating assets and liabilities:
Receivables	12,142	9,476
Prepaid expenses and other current assets	(1,196)	(1,737)
Inventory	(588)	408
Accounts payable and accrued expenses	(6,963)	7,895
Income taxes payable	3,998	289
Deferred revenue	(2,069)	(4,849)
Accrued compensation and related benefits	(333)	314
Other current liabilities	411	12

Net cash provided by continuing operations	33,575	15,671

Loss from discontinued operations	(2,755)	(1,175)
Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
Gain on disposal of discontinued operations	(83)	—
Changes in operating assets and liabilities	642	(1,060)
Depreciation and other non-cash items	301	65

Net cash used in operations of discontinued operations	(1,895)	(2,170)
Net cash provided by operating activities	31,680	13,501

Investing activities
Cash paid for acquired pre-K-12 business, net of cash acquired (including acquisition costs of $176 in 2004 and $3,870 in 2003)	(492)	(110,204)
Cash paid for acquired businesses, net of cash acquired (including acquisition costs of $70 in 2004)	(4,085)	(333)
Proceeds from sale of discontinued operations	2,166	—
Purchase of property and equipment	(7,549)	(1,234)
Change in other assets	(1,251)	(247)

Net cash used in investing activities	(11,211)	(112,018)

Financing activities
Proceeds from exercise of options and proceeds from issuance of restricted common stock	638	—
Issuance of common stock upon formation	—	30,000
Proceeds from issuance of common stock less cash paid for direct costs incurred of $4,949	50,051	—
Deferred financing costs	(2,499)	(3,705)
Cash received upon issuance of debt	170,000	110,000
Dividends paid	(9,000)	—
Payments on debt	(216,009)	(2,158)

Net cash provided by (used in) financing activities	(6,819)	134,137

Effect of exchange rate changes on cash	(280)	91

Net change in cash and cash equivalents	13,370	35,711
Cash and cash equivalents at beginning of period	20,260	—

Cash and cash equivalents at end of period	$33,630	$35,711

Supplemental Cash Flow Information
Interest paid	$11,961	$1,519
Income taxes paid	$—	$20

See notes to consolidated financial statements.

Educate, Inc.

Notes to Consolidated Financial Statements

September 30, 2004

(Dollar amounts in thousands, except per share data)

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Educate, Inc. and subsidiaries (the “Company”) is a national provider of tutoring and other supplemental education services to pre-kindergarten through twelfth grade, or pre-K-12, students. The Company operates through three business segments summarized as follows:

•	The Learning Center segment develops and delivers trusted, personalized tutoring programs through a network of more than 1,000 franchised and company-owned learning centers in North America operated under the Sylvan brand name, and more than 940 European franchised and company-owned learning centers operated under the Schulerhilfe brand name.

•	The Institutional Services segment provides tutoring, as well as other supplemental education services and special-needs services, to eligible students of public and private schools through government-funded contracts under the Catapult Learning and other brand names.

•	The Online Learning Services segment provides online tutoring programs modeled after those offered in Sylvan Learning Centers. These online services are delivered using a internet-based application that enables teachers and students to talk and interact in real time over a dial-up or broadband connection.

Basis of Presentation

The unaudited interim financial information as of September 30, 2004, for the three-month and nine-month periods then ended, and for the period from June 30, 2003 (date of inception) through September 30, 2003, has been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s final prospectus filed September 23, 2004 for the period as of and through June 30, 2004.

Due principally to the timing of school semesters and holiday schedules, the Company is subject to seasonality on reported revenues and expenses that affect reported results of operations. The Company’s Learning Center segment generally experiences lower revenues in the fourth quarter. Learning Center franchisees pay royalties to the Company based on a percentage of cash receipts. Since customers of these franchisees frequently make payments for services in advance, royalty revenues earned by the Company are higher in periods of increased enrollment, particularly in the spring months prior to commencement of peak summer service periods. In addition, the Company’s Institutional Services segment generates a disproportionate amount of revenues during the first six months of the calendar year. This occurs because many school districts are on break during the summer months and use the first semester in the fourth calendar quarter to evaluate the specific needs of individual students prior to enrolling students into Company’s supplemental education programs. In addition, a disproportionate amount of costs associated with the Company’s Institutional Services segment are incurred and expensed in periods when reported revenue is seasonally at a low point. As a result of these factors, quarter-to-quarter comparisons of results of operation may not be indicative of future results of operations.

Educate, Inc.

The Company was formed by an investor group led by affiliates of Apollo Advisors, L.P. (“Apollo”), a private equity investor and controlling stockholder of the Company, and certain management stockholders on June 30, 2003 to acquire the pre-K-12 educational services business of Laureate Education, Inc. (formerly known as Sylvan Learning Systems, Inc.)(“Laureate”). The accompanying financial statements include an unaudited pro forma consolidated statement of income for the nine months ended September 30, 2003, which has been derived from the statement of income of our predecessor for the six months ended June 30, 2003, and our statement of income for the period from June 30, 2003 (date of inception) through September 30, 2003, adjusted to give effect to the acquisition as if it occurred as of January 1, 2003. See Note 13 for additional information.

On September 20, 2004, Educate, Inc. sold its subsidiary Connections Academy, Inc., an operator of K-8 virtual public and charter schools. As a result of this sale transaction, the accompanying consolidated financial statements present the results of operations of Connections Academy as discontinued operations. See also Note 2.

In connection with a public offering of the Company’s common stock, on June 29, 2004 the Board of Directors approved a 1.00 for 1.25 reverse stock split of the Company’s common stock, which was effected on September 20, 2004. All share and per share amounts in the accompanying consolidated financial statements have been restated for all periods to give retroactive effect to the reverse stock split.

Certain amounts previously reported for 2003 have been reclassified to conform to the 2004 presentation.

Summary of Significant Accounting Policies

Stock Compensation

The Company accounts for all stock-based compensation plans using the intrinsic value method. Under the intrinsic value method, if the exercise price of the employee stock option equals the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“Statement 123”) encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement 123 requires the disclosure of pro forma data in the notes to the financial statements if the fair value method is not adopted.

During 2003 and 2004, the Company granted stock options and restricted common stock to employees and directors. These grants are discussed more fully in Note 7.

Pro forma net income and earnings per share data have been determined as if the Company had accounted for its stock-based awards using prescribed fair value based methods. For all grants prior to May 14, 2004, the date the Company filed a registration statement with the Securities and Exchange Commission to sell its common stock in a public offering, the Company used the minimum value method. The minimum value method assumes that the fair value of an award is equal to the excess of the fair value of the underlying common stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option.

For all stock options granted after May 14, 2004, the Company used the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Black-Scholes and other option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

Educate, Inc.

The following assumptions were used in calculating pro forma stock compensation expense:

	Three months ended September 30, 2004	Period from June 30, 2003 (date of inception) through September 30, 2003		Nine months ended September 30, 2004
Risk-free interest rate (range)	3.13%	2.48	% - 2.99%	2.81	% - 3.55%
Expected dividend yield	0.00%	0.00%		0.00%
Expected life	4 years	4 years		4 years
Stock price volatility	46%	(	*)	46%

(*)	Assumption is not applicable to minimum value method

The weighted average estimated fair value of stock based awards was $0.44 for the period from June 30, 2003 through September 30, 2003, $4.60 for the three months ended September 30, 2004 and $7.41 for the nine months ended September 30, 2004.

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

	Three months ended September 30, 2004	Period from June 30, 2003 (date of inception) through September 30, 2003	Nine months ended September 30, 2004
	(unaudited)	(unaudited)	(unaudited)
Net income as reported	$903	$246	$4,508
Stock-based employee compensation expense included in net income as reported, net of tax	240	—	5,450
Stock-based employee compensation expense as if the minimum value method had been applied, net of tax	(252)	(55)	(5,626)

Pro forma net income	$891	$191	$4,332

Earnings per common share—basic
As reported	$0.02	$0.01	$0.12
Pro forma	$0.02	$0.01	$0.12
Earnings per common share—diluted
As reported	$0.02	$0.01	$0.12
Pro forma	$0.02	$0.01	$0.11

2. Discontinued Operations

On September 20, 2004, the Company sold for cash of $2,100 its ownership interest in Connections Academy, Inc., a subsidiary, to an entity controlled by certain of the Company’s stockholders including its majority shareholder. As a result, the Company recorded a gain of $83, net of tax expense of $51, which represented the difference between the net proceeds received and the net assets sold. Upon acquisition of the business in June 2003, the Company agreed to pay up to $10,000 of contingent consideration to the prior owners if Connections Academy achieved specified levels of earnings through December 31, 2007. As part of the sale, the Company transferred this contingent liability to the buyer. The accompanying consolidated balance sheet at December 31, 2003 classifies the assets and liabilities of Connections Academy as current assets and liabilities of discontinued operations held for sale.

Educate, Inc.

Summarized operating results from the discontinued operations included in the Company’s consolidated statements of income were as follows:

	Three months ended September 30, 2004	Period from June 30, 2003 (date of inception) through September 30, 2003	Nine months ended September 30, 2004
	(unaudited)	(unaudited)	(unaudited)
Revenues	$545	$835	$5,160

Loss from discontinued operations before income taxes	(1,719)	(1,808)	(4,367)
Income tax benefit	602	633	1,529

Loss from discontinued operations	$(1,117)	$(1,175)	$(2,838)

3. Goodwill

Changes in the carrying amount of goodwill during the period from December 31, 2003 through September 30, 2004 are summarized as follows:

	Learning Center	Institutional Services	Total

Goodwill at December 31, 2003	$41,126	$9,244	$50,370
Acquisition of franchised learning Centers	5,775	—	5,775
Adjustment to allocation of purchase price of pre K-12 business of Laureate	4,287	169	4,456
Foreign currency translation adjustment	986	—	986

Goodwill at September 30, 2004 (unaudited)	$52,174	$9,413	$61,587

4. Other Intangible Assets

A summary of other intangible assets at September 30, 2004 is as follows:

	Useful life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Acquired backlog	0.5	$115	$(115)	$—
Contract rights	5	1,084	(270)	814
Schulerhilfe franchise license rights	25	3,782	(125)	3,657

Total intangible assets subject to amortization		4,981	(510)	4,471

Indefinite-lived intangible assets not subject to amortization:
Tradenames	N/A	131,536	—	131,536
Learning Center franchise license rights	N/A	82,000	—	82,000

Total indefinite-lived intangible assets		213,536	—	213,536

Total other intangible assets		$218,517	$(510)	$218,007

Educate, Inc.

Estimated future amortization expense of intangible assets subject to amortization is as follows:

Year ended December 31:
2004	$276
2005	483
2006	473
2007	464
2008	351
Thereafter	2,424

$4,471

5. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2004	December 31, 2003
Senior term loan payable to a bank (“2003 Term Loan”) in quarterly installments through December 2008. The loan bears interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company (aggregating to 5.42% per annum at December 31 2003)	$—	$108,750
Subordinated note payable to Laureate, due on June 30, 2009 and bearing interest at 12.00% annum	—	55,000
Senior term loan payable to a bank (“2004 Term Loan”) in quarterly installments through March 2011. The loan bears interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company (aggregating to 4.64% per annum at September 30, 2004)	119,150	—
Note payable to Laureate, due in quarterly installments through June 30, 2009. The note does not bear interest, and is recorded net of a discount of $499 at December 31, 2003 and $383 at September 30, 2004	2,002	2,165
Various notes payable bearing interest at fixed rates ranging from 5.00% to 8.00% per annum	1,204	1,950

	$122,356	$167,865
Less: current portion of long-term debt	(2,369)	(8,301)

Total long-term debt	$119,987	$159,564

On April 27, 2004, the Company repaid the 2003 Term Loan and the subordinated note payable to Laureate and terminated the original revolving credit agreement with the proceeds of the 2004 Term Loan, initially in the amount of $170,000. The new credit agreement includes a five-year $30,000 revolving credit facility. Upon satisfaction of the 2003 Term Loan, $3,188 of previously capitalized debt issuance costs were expensed as other financing costs. In addition, approximately $1,929 of other financing costs were incurred and charged to expense related to a terminated debt financing transaction.

From April 27, 2004 through September 28, 2004, the 2004 Term Loan bore interest at a rate of LIBOR plus 3.0% per annum.

On September 28, 2004, the Company paid down $50,000 of its 2004 Term Loan primarily with the net proceeds from its initial public offering. Due to interest rate reductions specifically tied to reduced leverage ratios, this payment reduced the interest rate to LIBOR plus 2.5% per annum beginning on September 29, 2004.

Educate, Inc.

Aggregate maturities of long-term debt at September 30, 2004 are as follows:

2004	$661
2005	2,425
2006	2,357
2007	2,330
2008	2,288
Thereafter	112,295

$122,356

6. Income Taxes

The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The tax provision for the nine-month period ended September 30, 2004 is based on the estimated effective tax rate applicable for the full year. Currently, the effective tax rate for the Company for the year ending December 31, 2004 is expected to be 48%. This forecasted rate has changed from the 38% rate estimated as of June 30, 2004 based on the determination in the third quarter that certain stock compensation which was recorded in the quarter ended June 30, 2004 will result in a permanently lower income tax deduction compared to the related compensation expense recorded for financial statement purposes. The effect of this change in estimate was to reduce income from continuing operations and net income in the three month period ended September 30, 2004 by approximately $900, or $.02 per diluted common share. Due to potential changes in the mix of earnings between tax jurisdictions, the Company’s consolidated effective tax rate may fluctuate further in 2004.

7. Stockholders’ Equity

Changes in the Company’s stockholders’ equity during the period December 31, 2003 through September 30, 2004 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2003	$368	$137,336	$1,701	$2,502	$141,907
Options exercises for purchase of 170,474 shares of common stock, including income tax benefit of $84	2	715	—	—	717
Issuance of 604,000 shares of restricted common stock to employees for cash and services	6	7,598	—	—	7,604
Issuance of 5,000,000 shares of common stock (less direct costs of $7,223)	50	47,727	—	—	47,777
Issuance of options to purchase common stock to employees for cash and services	—	1,191	—	—	1,191
Cash dividends to stockholders	—	(3,694)	(5,306)	—	(9,000)
Comprehensive income:
Net income for the nine months ended ‘September 30, 2004	—	—	4,508	—	4,508
Other comprehensive income:
Change in fiar value of derivative financial instrument, net of tax of $57	—	—	—	149	149
Foreign currency translation adjustment	—	—	—	142	142

Total comprehensive income	—	—	4,508	291	4,799

Balance at September 30, 2004	$426	$190,873	$903	$2,793	$194,995

Educate, Inc.

In June 2004, the Company issued 604,000 shares of restricted common stock for $0.01 per share to certain employees that vested immediately. These shares of common stock are restricted as to resale over a three- to five-year period. The Company estimated that due to the restrictions on resale, the common stock had an estimated fair value of $12.60 at the grant date, or 90% of the estimated fair value of an unrestricted share of common stock. The Company recorded aggregate compensation expense of $7,598 in June 2004 related to these common stock grants.

In June 2004, the Company declared and paid a dividend to its existing stockholders in the amount of $9,000, or $0.24 per common share.

On September 23, 2004, the Company sold 5,000,000 shares of common stock and certain of its stockholders sold 10,000,000 shares of common stock for $11.00 per share in an initial public offering. Proceeds received by the Company, net of underwriting commissions and other estimated expenses, totaled $47,777. The Company used the entire proceeds of the offering to pay down a portion of its 2004 Term Loan. Subsequently, the underwriters exercised their over-allotment option in full and the selling stockholders sold 2,250,000 shares of common stock on October 1, 2004.

8. Comprehensive Income

The components of comprehensive income, net of related taxes, are as follows:

	Three months ended September 30, 2004	Period from June 30, 2003 (date of inception) through September 30, 2003	Nine months ended September 30, 2004
	(unaudited)	(unaudited)	(unaudited)
Net income	$903	$246	$4,508
Foreign currency translation adjustment	487	91	142
Change of fair value derivative financial instrument, net of tax $78 and $(91) for the three and nine months ended September 30, 2004	(125)	—	149

Comprehensive income	$1,265	$337	$4,799

9. Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Educate, Inc.

A reconciliation of the numerators and denominators for basic and diluted earnings per common share are as follows:

	Three months ended September 30, 2004	Period from June 30, 2003 (date of inception) through September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
				(pro forma Note 13)
Numerator
Income from continuing operations	$1,937	$1,421	$7,263	$9,017

Loss from discontinued operations	(1,034)	(1,175)	(2,755)

Net income	$903	$246	$4,508

Denominator (shares in 000’s)
Basic:
Weighted-average shares outstanding	37,974	36,800	37,341	36,800
Diluted:
Weighted-average shares outstanding	37,974	36,800	37,341	36,800
Dilutive effect of stock options	1,334	—	1,095	—

Total	39,308	36,800	38,436	36,800

Earnings per common share—basic and diluted			.
Income from continuing operations	$0.05	$0.04	$0.19	$0.25

Loss from discontinued operations	(0.03)	(0.03)	(0.07)

Net income	$0.02	$0.01	$0.12

10. Stock Option Plan

During 2003, the Company adopted a stock option plan that provides for the granting of options to purchase up to 3,680,000 shares of common stock to selected employees and directors of the Company. All options granted during 2003 were issued with an exercise price of $3.71 per share, which is equal to the estimated fair value of the common stock at the date of the grant, vest over a four-year period, and expire 10 years after the date of the grant.

Educate, Inc.

During the period from January 1, 2004 through September 30, 2004, the Company issued options to purchase 598,800 shares of common stock to employees and directors of the Company with a weighted-average exercise price of $7.22 per share. Certain options vested immediately, and other options will vest over three- and four-year periods. The Company estimates that it will record approximately $3,312 of aggregate compensation expense related to these option grants, including $387 and $1,190 in the three and nine month periods ended September 30, 2004, respectively, based on an estimate of the fair value of common stock at the grant date of $11.00 to 14.00 per share.

At September 30, 2004 the Company has outstanding options to purchase 3,707,578 shares of common stock at a weighted average exercise price of $4.28 per share.

11. Commitments and Contingencies

In connection with the acquisition of the pre-K-12 business from Laureate, the Company and Laureate entered into a three year shared services agreement expiring June 30, 2006. Under the terms of the shared service agreement, the Company will provide certain support services including, but not limited to, specified accounting, benefits, information technology, human resources, purchasing and payroll services to Laureate. Conversely, Laureate will provide certain support services, primarily in the areas of tax, treasury, and lease administration to the Company.

The shared services agreement requires that the Company receive net payments each month of $204 during the term of the agreement. These payments amounted to $612 for the period from June 30, 2003 through September 30, 2003 and $363 and $1,587 for the three and nine month periods ended September 30, 2004, respectively, and are accounted for as a reduction of general and administrative expenses. The agreement also allows for specified volume-based increases to the fees attributable to the services.

In connection with the sale of Connections Academy on September 20, 2004 the Company and Connections Academy entered into a transition services agreement. Under the agreement, the Company will provide certain back office accounting and human resources services to Connections Academy for the remainder of 2004 and potentially 2005 and 2006 at specified rates. No receipts have been received through the period ending September 30, 2004.

The Company is subject to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company’s financial position.

The Company maintains a number of standby letters of credit totaling $830 as of September 30, 2004 to guarantee its insurance program and potential payment under a franchisee acquisition through 2008.

The Company has guaranteed certain bank loans of franchisees related to financing the purchase of educational programs and other purchased instructional material. Of the $1.0 million of available credit under this program, $0.2 million was outstanding at September 30, 2004. These guarantees are secured by the assets of the business of the individual franchisee utilizing this financing arrangement.

12. Businesses and Geographic Segment Information

The Company is organized on the basis of educational services provided and segments are business units that offer distinct services. The segments are managed separately as they have different customer bases and delivery channels. Reportable segments are as follows:

•	Learning Center segment develops and delivers trusted, personalized tutoring programs primarily through a network of franchised and company-owned learning centers in North America operated under the Sylvan brand name, and more than 940 European franchised and company-owned learning centers operated under the Schulerhilfe brand name.

•	Institutional Services segment provides tutoring, as well as other supplemental education services and special-needs services, to public and private schools through government-funded contracts.

•	Online Learning Services segment provides online tutoring programs modeled after those offered in Sylvan Learning Centers.

Educate, Inc.

The Company evaluates performance and allocates resources based on operating income. There are no significant intercompany sales or transfers.

The following tables set forth information on the Company’s reportable segments:

Three months ended September 30, 2004	Learning Center	Institutional Services	Online Learning	Total
Revenues	$47,893	$13,750	$718	$62,361

Segment profit (loss) before depreciation and amortization	15,406	(1,389)	(958)	13,059
Depreciation and amortization	(924)	(599)	(76)	(1,599)

Segment profit (loss)	$14,482	$(1,988)	$(1,034)	$11,460

Segment assets	$298,180	$34,769	$797	$333,746
Total expenditures for additions to long-lived assets	3,204	1,148	14	4,366

Period from June 30, 2003 (date of inception) through September 30, 2003	Learning Center	Institutional Services	Online Learning	Total

Revenues	$43,402	$9,987	$473	$53,862

Segment profit (loss) before depreciation and amortization	12,789	(1,675)	(945)	10,169
Depreciation and amortization	(842)	(249)	(148)	(1,239)

Segment profit (loss)	$11,947	$(1,924)	$(1,093)	$8,930

Segment assets	$282,833	$23,246	$1,626	$307,705
Total expenditures for additions to long-lived assets	924	65	146	1,135

Nine months ended September 30, 2004	Learning Center	Institutional Services	Online Learning	Total

Revenues	$139,854	$89,895	$2,058	$231,807

Segment profit (loss) before depreciation and amortization	43,708	10,079	(3,122)	50,665
Depreciation and amortization	(2,581)	(1,635)	(244)	(4,460)

Segment profit (loss)	$41,127	$8,444	$(3,366)	$46,205

Segment assets	$298,180	$34,769	$797	$333,746
Total expenditures for additions to long-lived assets	9,988	2,748	59	12,795

Educate, Inc.

The following tables reconcile the reported information on segment profit and assets to income from continuing operations before income taxes and total assets reported in the consolidated statements of income and balance sheets:

	Three months ended September 30, 2004	Period from June 30, 2003 (date of inception) through September 30, 2003	Nine months ended September 30, 2004
Segment profit	$11,460	$8,930	$46,205
Corporate depreciation and amortization	(427)	(413)	(1,210)
General and administrative costs	(3,133)	(3,048)	(9,516)
Non-cash stock compensation expense	(303)	—	(8,704)
Other income (expense)	(2,164)	(3,177)	(12,752)

Income from continuing operations before income taxes	$5,433	$2,292	$14,023

Revenues by geographic area is as follows:

	Three months ended September 30, 2004	Period from June 30, 2003 (date of inception) through September 30, 2003	Nine months ended September 30, 2004
United States	$55,835	$48,711	$210,182
Other	6,526	5,151	21,625

Consolidated total	$62,361	$53,862	$231,807

Revenues are attributed to countries based on the location of the customer. No country other than the United States represents more than 10% of consolidated revenues. Substantially all long-lived assets are located in the United States.

13. Unaudited Pro Forma Consolidated Statement of Income – Nine Months Ended September 30, 2004

On June 30, 2003, the Company acquired substantially all of the pre-K-12 business of Laureate, its predecessor. The accompanying unaudited pro forma consolidated statement of income for the nine months ended September 30, 2003 is derived from the consolidated statement of income of the Company for the period from June 30, 2003 (date of inception) through September 30, 2003 and the unaudited combined statement of income of the predecessor for the six months ended June 30, 2003, adjusted to give effect to the acquisition as if it occurred as of January 1, 2003. The pro forma adjustments are described below and have been determined in accordance with the regulations of the Securities and Exchange Commission for the presentation of pro forma financial information following a business combination. These adjustments are based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma consolidated statement of income does not purport to represent what the results of operations would actually have been had the acquisition in fact occurred on such date or to project the results of operations for any future date or period. The unaudited pro forma consolidated statement of income should be read in conjunction with the Company’s historical consolidated financial statements and the historical financial statements of the Company’s predecessor included in the Company’s Registration Statement on Form S-1, declared effective by the Securities and Exchange Commission on September 23, 2004.

Educate, Inc.

	Historical				Pro Forma
	Predecessor Six months ended June 30, 2003	Educate, Inc. Period from June 30, 2003 through September 30, 2003	Pro Forma Adjustments		Nine months ended September 30, 2003
Revenues
Learning Center:
Company-owned centers	$59,789	$32,646	$—		$92,435
Franchise services	23,655	10,756	—		34,411

Total Learning Center	83,444	43,402	—		126,846

Institutional Services	43,418	9,987	—		53,405
Online Learning Services	973	473	—		1,446

Total revenues	127,835	53,862	—		181,697

Costs and expenses
Instructional and franchise operations costs	88,634	39,209	—		127,843
Marketing and advertising	10,337	4,484	—		14,821
Depreciation and amortization	4,221	1,652	(1,012	)(1),(2)	4,861
General and administrative expenses	6,433	3,048	—		9,481
Non-cash stock compensation expense	—	—	—		—

Total costs and expenses	109,625	48,393	(1,012)		157,006

Operating income	18,210	5,469	1,012		24,691
Other income (expense)

Interest expense, net	12	(3,177)	(6,484	)(3)	(9,649)

Income from continuing operations before income taxes	18,222	2,292	(5,472)		15,042

Income tax expense	(8,943)	(871)	3,789	(4)	(6,025)

Income from continuing operations	$9,279	$1,421	$(1,683)		9,017

Income from continuing operations per common share basic and diluted					$0.25

Educate, Inc.

Summary of Pro Forma Adjustments

(1) Adjustment to reduce depreciation expense by $1,020 for the nine months ended September 30, 2003. This adjustment accounts for the annual effect on depreciation for the revaluation of property and equipment to fair value at the acquisition date, and includes the effects of depreciating property and equipment over shorter lives for the full year in accordance with the depreciation policies of the Company.

(2) Adjustment to increase amortization expense by $8 for the nine months ended September 30, 2003. Amortization expense has been adjusted to eliminate amortization expense of $299 related to intangible assets of the predecessor. In addition, amortization expense was increased by $307 for the nine months ended September 30, 2003 to provide for the full year effect of amortizing intangibles acquired by the Company on June 30, 2003.

(3) Adjustment to increase interest expense by $6,484 for the nine months ended September 30, 2003. To acquire the pre-K-12 business of Laureate, the Company on June 30, 2003 borrowed $110,000 from banks and other lenders, issued a $55,000 note to Laureate, and agreed to a deferred payment to Laureate of $2,300. The interest rates for the above long-term borrowings range from 5.5% to 12% per annum, with a weighted average interest rate of 7.75% per annum. The $55,000 note issued to Laureate in connection with the acquisition bears interest at 12% per annum.

(4) Adjustment to record pro forma income tax expense related to pro forma adjustments to the estimated effective income tax rate of 40%.

Educate, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes to those statements included in Part I-Item I of this Quarterly Report and the consolidated financial statements and notes thereto in the Company’s final prospectus dated September 22, 2004 and filed with the SEC on September 23, 2004 under Rule 424(b) of the Securities Act.

For the nine months ended September 30, 2003, the Company has presented unaudited pro forma consolidated financial results which has been derived from the statement of income of our predecessor (“Laureate”) for the six months ended June 30, 2003 and our statement of income for the period June 30, 2003 (date of inception) through September 30, 2003 adjusted to give effect to the acquisition as if it occurred as of January 1, 2003. See Note 13 of our consolidated financial statements for additional information.

Information Regarding Forward-Looking Statements

The statements contained herein include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include information about possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and are generally accompanied by words such as “may,” “will,” “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should” or similar expressions. These statements also relate to the Company’s contingent payment obligations relating to acquisitions, future capital requirements, potential acquisitions and the Company’s future development plans and are based on current expectations. Forward-looking statements involve various risks, uncertainties and assumptions. The Company’s actual results may differ materially from those expressed in these forward-looking statements.

Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. The following factors might cause such a difference: the development and expansion of the Sylvan Learning Center franchise system; changes in the relationships among Sylvan Learning Center and its franchisees; the Company’s ability to effectively manage business growth; increased competition from other educational service providers; changes in laws and government policies and programs; changes in the acceptance of the Company’s services by institutional customers and consumers; changes in customer relationships; the seasonality of operating results; global economic conditions, including interest and currency rate fluctuations, and inflation rates. Additional information regarding these and other risk factors and uncertainties are set forth from time to time in the Company’s filings with the Securities and Exchange Commission, available for viewing on the Company’s website www.educate-inc.com. These forward-looking statements are based on estimates, projections, beliefs and assumptions of management and speak only as of the date made and are not guarantees of future performance.

Overview

Educate, Inc. (the “Company”) is the leading national provider of tutoring and other supplemental education services to pre-kindergarten through twelfth grade, or pre-K-12, students. The Company operates through three business segments that served more than 250,000 students in 2003.

Our Learning Center segment develops and delivers trusted, personalized tutoring programs primarily through a network of more than 1,000 franchised and company-owned learning centers in North America operating under the Sylvan brand name, which is the most highly recognized brand name in the supplemental education services industry.

Our Institutional Services segment provides tutoring, as well as other supplemental education services and special-needs services, to eligible students in public and private schools through government-funded contracts under the Catapult Learning and other brand names.

Our Online Learning Services segment provides tutoring programs modeled after those provided in our Sylvan Learning Centers in an online environment. These services use a technologically sophisticated, internet-based application that enables teachers and students to talk and interact real-time over a dial-up or broadband connection.

Educate, Inc.

The business has experienced significant growth over the last five years. We expect that all three of our business segments will continue to benefit from increased national attention on the quality of pre-K-12 education. Parents have become more proactive in seeking education services that supplement their children’s education and are increasingly willing to pay for these services. In addition, over the past ten years, the supplemental education services market has benefited from increased spending in both public and private schools. Further, increased education spending by governmental authorities has enjoyed continued bipartisan support. These market forces have contributed to our substantial growth.

Seasonality and Other Quarterly Fluctuations

Like other companies that provide tutoring and other supplemental education services, we are subject to seasonality in our revenue streams that can affect our results of operations. This seasonality arises from a number of factors, primarily driven by the timing of school semester cycles. Our quarterly results also have been affected by our license agreements with franchisees that require the payment of royalties to us based on a percentage of their cash receipts, a significant portion of which consist of prepayments by customers for services to be provided by our franchises more than a month in the future. In our Institutional Services segment, we incur significant start-up costs in connection with preparation of our No Child Left Behind (“NCLB”) programs.

As a result of the foregoing factors, we believe that quarter-to-quarter comparisons of our results of operations may not be a fair indicator and should not be relied upon as a measure of our future performance.

Sale of Connections Academy

On September 20, 2004, we completed the sale of our Connections Academy business to an ownership group including certain of our existing stockholders. Following this sale, we have no ongoing involvement with Connections academy other than a customary transition services agreement. Results of operations for all periods presented exclude the results of the discontinued operations.

Results of Operations

Comparison of results for the three months ended September 30, 2004 to results for the three months ended September 30, 2003.

	Three Months Ended September 30, 2004	Period from June 30, 2003 (date of inception) through September 30, 2003	Variance
	(Dollars in Millions)
Revenues
Learning Center:
Franchise services	$10.4	$9.8	6%
Company-owned centers	31.4	28.9	9%
European	6.1	4.7	29%

	47.9	43.4	10%
Institutional Services:
School Services	9.8	9.2	7%
Special Needs	3.4	—	N/A
NCLB	0.5	0.8	(39%)

	13.8	10.0	38%
Online Learning Services	0.7	0.5	52%

Total	$62.4	$53.9	16%

Educate, Inc.

	Three Months Ended September 30, 2004	Period from June 30, 2003 (date of inception) through September 30, 2003
Business Metrics
Franchise centers operating information:
Same territory royalty growth (1)	1%	6%
Same center royalty growth (2)	(1%)	6%
Company-owned centers operating information:
Same territory revenue growth (1) (3)	1%	7%
Same center revenue growth (2) (4)	0%	7%
Territory cash receipt growth (3)	4%	(2%)
Center cash receipt growth (4)	3%	(3%)

	As of September 30, 2004	As of September 30, 2003	Variance
Number of Sylvan Learning Territories (5)
Franchise	744	729	2%
Company-owned	96	82	17%

Total	840	811	4%

Number of Sylvan Learning Centers (6)
Franchise	896	856	5%
Company-owned	149	132	13%

Total	1,045	988	6%

(1)	“Same Territory” amounts, for both company-owned and franchised territories, include the results of territories for the identical months for each period presented in the comparison, commencing with the 13th full month the territory has been operating. A territory reflects the geographically specified area where an operator controls rights to provide services under the Sylvan franchise agreement.
(2)	“Same Center” amounts, for both company-owned and franchised centers, include the results of centers for the identical months for each period presented in the comparison, commencing with the 13th full month the center has been operating.
(3)	Company-owned territories are contractually obligated to pay an 8% royalty to one of our subsidiaries. This revenue is eliminated in consolidation. “Territory cash receipt growth” of North American company-owned territories represents the change in the amount of cash receipts reported by company-owned same territories in one period as compared with the comparable period in the prior year. Management believes the use of this non-GAAP metric enables a more meaningful comparison of same company-owned territory growth to same franchised territory royalty growth. The difference between same territory revenue growth and territory cash receipt growth is a change in deferred revenues of 1% and (8%) and the impact of acquisitions of franchised Sylvan Learning Centers of 2% and (1%) for the three months ended September 30, 2004 and 2003, respectively.
(4)	Company-owned centers are contractually obligated to pay an 8% royalty to one of our subsidiaries. This revenue is eliminated in consolidation. “Center cash receipt growth” of North American company-owned centers represents the change in the amount of cash receipts reported by company-owned same centers in one period as compared with the comparable period in the prior year. Management believes the use of this non-GAAP metric enables a more meaningful comparison of same company-owned center growth to same franchised center royalty growth. The difference between same center revenue growth and center cash receipt growth is a change in deferred revenues of 1% and (10%) and the impact of acquisitions of franchised Sylvan Learning Centers of 2% and 0% for the three months ended September 30, 2004 and 2003, respectively.
(5)	Number of Sylvan Learning territories at period end.
(6)	Number of Sylvan Learning Centers at period end.

Educate, Inc.

Revenues. Our revenue increase was primarily driven by growth in Learning Center of $4.5 million due to the expansion of company-owned centers ($2.5 million), franchised services revenue growth ($0.6 million), and an increase in European revenues ($1.4 million) as well as an increase in Institutional Services due primarily to the acquisition of Progressus Therapy ($3.4 million) in October 2003 and an increase in traditional summer school programs.

Learning Center—Revenues from company-owned centers increased primarily as a result of the acquisition of 14 territories from franchise owners, which contributed $2.5 million. Our company-owned same territory revenue growth was 1% in the three-month period ended September 30, 2004. However, our company-owned same territories experienced territory cash receipt growth of 4% during the third quarter of 2004, a portion of which was due to the launch of a new third-party financing program during June 2004, which made financing available to a broader range of potential customers. Franchise services revenues increased $0.6 million as a result of the addition of 15 franchised territories. Franchise same territory royalty growth was below historical levels, because advertising expenditures were less efficient at reaching our target audience due to unexpectedly high media costs compared to prior periods results. European revenues, reflecting both company-owned center and franchise results, increased due to company-owned center growth of $0.9 million and the effects of a $0.5 million benefit from a favorable foreign currency exchange environment. Revenues for the Learning Center segment represented 77% of our total revenues for the three-month period ended September 30, 2004.

Institutional Services—Revenues increased as a result of 7% growth in our school services business line, the traditional portion of our Institutional Services segment business, due to an increase in summer programs and revenues from our special needs business of $3.4 million, which we acquired in October 2003. It should be noted that the third calendar quarter is typically the slow period for the Institutional Services segment due to the summer breaks following the end of the school year. Revenues for the Institutional Services segment accounted for 22% of our total revenues for the three-month period ended September 30, 2004.

Online Learning Services—Revenues primarily increased due to higher retail sales. Revenues for the Online Learning Services segment represented 1% of our total revenues for the three-month period ended September 30, 2004.

	Three Months Ended September 30, 2004	Period from June 30, 2003 (date of inception) through September 30, 2003	Variance
		(Pro Forma)
	Dollars in millions
Segment Operating Costs
Learning Center	$33.4	$31.5	6%
Institutional Services	15.7	11.9	32%
Online Learning Services	1.8	1.6	12%

Total Segment Operating Costs	$50.9	$44.9	13%
Segment Profit
Learning Center	$14.5	$11.9	22%
Institutional Services	(1.9)	(1.9)	0%
Online Learning Services	(1.0)	(1.1)	9%

Total Segment Profit	$11.5	$8.9	28%
Corporate Expenses
Corporate depreciation and amortization expenses	$0.4	$0.4	0%
General administrative expenses	3.1	3.0	4%
Non-cash stock compensation expense	0.3	—	—
Interest expense (net)	1.9	3.2	(41)%
Finance charges and other expenses related to refinancing	0.3	—	—
Income tax expense	3.5	0.9	(301)%

Total Corporate Expenses	9.5	7.5	(27)%

Income from continuing operations	$1.9	$1.4	36%

Educate, Inc.

	Three Months Ended September 30, 2004	Period from June 30, 2003 (date of inception) through September 30, 2003
Segment Profit Margin
Learning Center	30%	28%
Institutional Services	(14)%	(19)%
Online Learning Services	(144)%	(231)%

Segment Operating Costs. Segment operating costs increased primarily due to the acquisition of Progressus Therapy and the expansion of company-owned Learning Center territories.

Learning Center—Segment operating costs decreased to 70% of operating revenue in the third quarter of 2004 compared to 72% in the same period of 2003. The decrease in cost as a percent of revenue is primarily related to improved labor costs in our Company-owned territories and the aggressive management of fixed costs on an increasing revenue base. European expenses related to Schülerhilfe increased by $0.8 million driven by higher costs to support revenue growth and an unfavorable impact of $0.4 million from foreign currency exchange rate movements.

Institutional Services—Costs increased primarily due to the acquisition of Progressus Therapy ($3.8 million). Segment operating costs decreased to 114% of segment revenue for the 2004 period, from 119% for the 2003 period. Costs as a percentage of revenues decreased primarily due to an increase in lower cost summer programs in 2004 as compared to 2003.

Online Learning Services—Segment operating costs increased as a result of additional expenses incurred in servicing increased revenues in the 2004 period. Segment operating costs as a percentage of revenues improved due to the increased revenues and an operating plan implemented in April 2003 aimed at improving the margins of our eSylvan business.

Segment Profit Margin. Learning Center segment profit margins increased to 30% in comparison to the prior year comparable period at 28% driven by labor cost improvements. Institutional Services segment losses decreased to (14%) in the third quarter of 2004 from (19%) in the prior year comparable period as a result of the increase in lower cost summer programs. The reduction in the Online Learning Services operating loss reflects the effects of our operating plan, which led to an improvement in loss margins from (231%) to (144%).

Corporate Expenses. Corporate expenses increased in the third quarter of 2004 primarily due to an increase in income tax expense of $2.6 million, non-cash stock compensation expense of $0.3 million, and a write-off of debt financing costs of $0.3 million, offset by a decrease in interest expense in the 2004 period ($1.3 million) as a result of refinancing the senior term loan and repayment of the subordinated note payable to Laureate. Income from continuing operations increased in the 2004 period due to the increases in revenues and operating margin. Our effective income tax rate was 64% for the three months ended September 30, 2004, compared to 38% for the three months ended September 30, 2003 due to valuation differences between the book and tax amounts of non-cash stock compensation, which will result in an expected full year tax rate of 48%. During the third quarter of 2004, our income tax expense of $3.5 million includes approximately $0.9 million of income tax expense recorded to adjust prior periods in 2004 for a change in the effective income tax rate expected in 2004 from 38% to 48% We expect the effective tax rate to be approximately 38% in future years.

Educate, Inc.

Comparison of results for the nine months ended September 30, 2004 to pro forma results for the nine months ended September 30, 2003.

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Variance
		(Pro Forma)
	(Dollars in millions)
Revenues
Learning Center:
Franchise services	$34.8	$31.6	10%
Company-owned centers	84.6	78.7	8%
European	20.4	16.6	23%

	139.9	126.8	10%
Institutional Services:
School Services	53.3	50.1	6%
Special Needs	14.8	—	—
NCLB	21.8	3.3	563%

	89.9	53.4	68%
Online Learning Services	2.1	1.4	42%

Total	$231.8	$181.7	28%

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Business Metrics
Franchise center operating information:
Same territory royalty growth (1)	5%	8%
Same center royalty growth (2)	3%	7%
Company-owned centers operating information:
Same territory revenue growth (1) (3)	2%	9%
Same center revenue growth (2) (4)	1%	8%
Territory cash receipt growth (3)	5%	5%
Center cash receipt growth (4)	5%	4%

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Variance
Number of Sylvan Learning Territories (5)
Franchise	744	729	2%
Company-owned	96	82	17%

Total	840	811	4%
Number of Sylvan Learning Centers (6)
Franchise	896	856	5%
Company-owned	149	132	13%

Total	1,045	988	6%

(1)	“Same Territory” amounts, for both company-owned and franchised territories, include the results of territories for the identical months for each period presented in the comparison, commencing with the 13th full month the territory has been operating A territory reflects the geographically specified area where an operator controls rights to provide services under the Sylvan franchise agreement.
(2)	“Same Center” amounts, for both company-owned and franchised centers, include the results of centers for the identical months for each period presented in the comparison, commencing with the 13th full month the center has been operating.

Educate, Inc.

(3)	Company-owned territories are contractually obligated to pay an 8% royalty to one of our subsidiaries. This revenue is eliminated in consolidation. “Territory cash receipt growth” of North American company-owned territories represents the change in the amount of cash receipts reported by company-owned same territories in one period as compared with the comparable period in the prior year. Management believes the use of this non-GAAP metric enables a more meaningful comparison of same company-owned territory growth to same franchised territory royalty growth. The difference between same territory revenue growth and territory cash receipt growth is a change in deferred revenues of 2% and (4%) and the impact of acquisitions of franchised Sylvan Learning Centers of 1% and 0% for the nine month ended September 30, 2004 and 2003, respectively.
(4)	Company-owned centers are contractually obligated to pay an 8% royalty to one of our subsidiaries. This revenue is eliminated in consolidation. “Center cash receipt growth” of North American company-owned centers represents the change in the amount of cash receipts reported by company-owned same centers in one period as compared with the comparable period in the prior year. Management believes the use of this non-GAAP metric enables a more meaningful comparison of same company-owned center growth to same franchised center royalty growth. The difference between same center revenue growth and center cash receipt growth is a change in deferred revenues of 2% and (5%) and the impact of acquisitions of franchised Sylvan Learning Centers of 2% and 1% for the nine month ended September 30, 2004 and 2003, respectively.
(5)	Number of Sylvan Learning Territories at period end.
(6)	Number of Sylvan Learning Centers at period end.

Revenues. Our revenue increase was primarily driven by significant growth of the NCLB program ($18.5 million), the acquisition of Progressus Therapy ($14.8 million); expansion of company-owned centers ($5.9 million), and franchised center royalty growth ($3.2 million).

Learning Center—Revenues from company-owned centers increased primarily as a result of the acquisition of 14 company-owned territories from franchisees, which contributed $5.9 million. Our company-owned same territory revenue growth increased 2% in the nine-month period ended September 30, 2004 compared to the same period of 2003. However, we experienced same territory cash receipt growth of 5% during the nine-month period ended September 30, 2004, a portion of which was due to the launch of a new third-party financing program during June 2004, which made financing available to a broader range of potential customers. Franchise services revenues increased $3.2 million as a result of the addition of 15 franchised territories and 5% same territory royalty growth.

Franchise same territory royalty growth was below historical levels, because our advertising expenditures were less efficient at reaching our target audience due to unexpectedly high media rates. European revenues, reflecting both company-owned center and franchise results, increased $3.8 million due to company-owned center growth of $2.0 million and the effects of a $1.8 million benefit from a favorable foreign currency exchange environment. Revenues for the Learning Center segment represented 60% of our total revenues for the nine-month period ended September 30, 2004.

Institutional Services—Revenues increased as a result of significant growth in our NCLB supplemental service program ($18.5 million), which began during the 2002-2003 school year; revenues from our special needs business ($14.8 million) which we acquired in October 2003; and 6% growth in our school services business line, the traditional portion of our Institutional Services segment business. Revenues for the Institutional Services segment accounted for 39% of our total revenues for the nine-month period ended September 30, 2004.

Online Learning Services—Revenues increased due to higher enrollments in our retail business and the introduction of our institutional service offering. Revenues for the Online Learning Services segment represented less than 1% of our total revenues for the nine-month period ended September 30, 2004.

Educate, Inc.

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Variance
Segment Operating Costs
Learning Center	$98.7	$90.8	9%
Institutional Services	81.5	49.0	66%
Online Learning Services	5.4	6.4	(16)%

Total Segment Operating Costs	$185.6	$146.2	27%
Segment Profit
Learning Center	$41.1	$36.1	14%
Institutional Services	8.4	4.4	91%
Online Learning Services	(3.4)	(5.0)	(34)%

Total Segment Profit	$46.2	$35.4	30%
Corporate Expenses
Corporate depreciation and amortization expenses	$1.2	$1.3	(8)%
General and administrative expenses	9.5	9.5	0%
Non-cash stock compensation	8.7	—	—
Interest expense (net)	7.6	9.6	(21)%
Finance charges and other expenses	5.1	—	—
Income tax expense	6.8	6.0	12%

Total Corporate Expense	38.9	26.4	47%

Income from continuing operations	$7.3	$9.0	(19)%

Segment Profit Margin
Learning Center	29%	28%
Institutional Services	9%	8%
Online Learning Services	(164)%	(345)%

Segment Operating Costs. Segment operating costs increased primarily due to the delivery of NCLB services, the acquisition of Progressus Therapy and the expansion of company-owned Learning Center territories.

Learning Center—Segment operating costs decreased to 71% of operating revenue for the nine-month period ended September 30, 2004 compared to 72% in the same period of 2003. The decrease in costs as a percent of revenue is primarily related to improved labor costs in our company-owned territories. Company-owned territory expenses increased $3.1 million due primarily to instructional costs associated with 14 additional company-owned territories. European expenses related to Schülerhilfe increased by $3.2 million driven by $1.7 million in higher costs to support revenue growth and an unfavorable impact of $1.5 million from foreign currency exchange rate movements.

Institutional Services—Costs increased primarily due to the expansion of our new NCLB businesses ($14.0 million) and the acquisition of Progressus Therapy ($14.9 million). Segment operating costs slightly decreased to 91% of segment revenue for the 2004 period, from 92% for the 2003 period. Costs as a percentage of revenues declined primarily as a result of improved NCLB margins in 2004 versus 2003.

Online Learning Services—The decline in segment operating costs was a result of an operating plan to improve performance of the segment implemented in April 2003. Pursuant to the plan, we temporarily enrolled fewer students in our online business programs, which enabled us to reduce eSylvan’s full time work force by 33%. We also redeployed capital to develop new software applications and to improve certain operational processes. These measures were aimed at improving the margins of our online business. A charge of $0.4 million for severance costs was recorded in the first nine months of 2003 in connection with the plan.

Segment Profit Margin. Learning Center segment profit margins increased 1% in comparison to the prior year, improving from 28% to 29%. Institutional Services segment profit margins slightly increased to 9% in the 2004 period from 8% in the prior year comparable period as a result of the substantial increase in NCLB revenue. The reduction in the Online Learning Services operating loss reflects the effect of our operating plan, which led to an improvement in loss margins from (345%) to (164%) in that segment.

Educate, Inc.

Corporate Expenses. Corporate expenses increased in 2004 primarily due to non-cash stock compensation expense of $8.7 million related to restricted common stock and options granted to employees and directors to purchase common stock at prices less than the estimated fair value of our common stock. Interest expense in the 2004 period declined $2.0 million, primarily as a result of refinancing the senior term loan and repayment of the subordinated note payable to Laureate. Upon replacement of the senior term loan, $5.1 million of previously capitalized debt issuance costs and other financing costs related to a terminated financing transaction were expensed. Income from continuing operations increased in the 2004 period due to increased segment profits offset by increases in corporate expenses. Our effective income tax rate was 48% for the nine-month 2004 period compared to 40% for the nine-month 2003 period due to permanent differences between income tax and financial reporting amounts of non-cash stock compensation. We expect the effective tax rate to be approximately 38% in future years.

Liquidity and Capital Resources

	Nine Months Ended September 30, 2004	Period from June 30, 2003 (date of inception) through September 30, 2003
	(in Millions)
Beginning cash balance	$20.3	$—
Operating activities – continuing operations	33.6	15.7
Operating activities – discontinued operations	(1.9)	(2.2)
Investing activities	(11.2)	(112.0)
Financing activities	(6.8)	134.1
Effect of exchange rates	(0.4)	0.1

Ending cash balance	$33.6	$35.7

Historically, we have generated significant cash flows from our operations which have allowed us to meet our working capital needs and fund the cash we require to make investments in property and equipment, open new company-owned centers, and acquire franchised learning centers and other businesses. More recently, the cash flows we have generated from operations and our recent common stock offering have also been used to service debt we incurred in June 2003 and refinanced in April 2004.

Our working capital requirements are minimized because in our largest segment, the Learning Center segment, our company-owned learning centers receive advance payments for services and our franchisees are required to pay us royalties based on cash receipts on a monthly basis. Our working capital needs are greater in our Institutional Services segment because our customers are principally public school districts that pay us in arrears, often 60 days or longer after we perform our services. As our revenues in the Institutional Services segment increase as a result of the expected expansion of our NCLB business, our working capital requirements will also increase principally because of increases in accounts receivable.

Our investing activities have historically consisted of investments in property and equipment and acquisitions of franchised learning centers and other businesses. As a component of a larger company, prior to June 30, 2003, we were able to obtain any needed capital from investments that Laureate made in our business. Because we are no longer a part of Laureate, our ability to make future acquisitions and investments in property and equipment will be dependent on the cash flows we generate from our operations and our ability to obtain additional capital.

In connection with our inception on June 30, 2003, we used $110.8 million of cash to acquire the pre-K-12 business from Laureate. We financed the cash component of the purchase price from borrowings on our $110.0 million credit facility and $30.0 million of capital from our investors. During the nine-month period ended September 30, 2004, we invested an additional $4.6 million in acquired businesses, primarily center acquisitions, and $7.5 million in property and equipment to meet the needs of our expanding operations.

Educate, Inc.

On April 27, 2004, we refinanced the borrowings under our credit facility and the subordinated note we issued to Laureate in connection with the acquisition of the pre-K-12 business from the proceeds of a new seven-year, $170 million term loan. Borrowings under the term loan and a $30.0 million revolving credit facility bear interest at a rate of LIBOR plus 2.5%, subject to rate reductions tied to reduced leverage ratios. As of September 30, 2004, we had no borrowings under the revolving credit facility. In June 2004, we declared and paid a dividend to our common stockholders in the amount of $9.0 million.

On September 23, 2004, we sold 5 million shares of common stock in an initial public offering at $11.00 share. Proceeds received, net of cash paid costs of issuance, were $50.1 million. Immediately upon receipt of these proceeds, we repaid outstanding debt in the amount of $50.0 million under our current credit facility.

We believe that cash flow from operations, available cash and existing credit facilities will be sufficient to meet our operating requirements, including expansion of our existing business, acquisition of centers, funding of eSylvan investments and operating costs for at least the next year. Our future capital requirements will depend on many factors, including our rate of revenue growth, center acquisitions and new company-owned center development, the expansion of sales and marketing activities, the timing of introductions of new services and enhancements to existing programs. We expect that we will, from time to time, continue to consider opportunities in the educational services industry for potential acquisitions of companies that complement our overall business strategy.

Contingent Matters

The following tables reflect our contractual obligations and other commercial commitments as of September 30, 2004:

	Payments Due by Period
	Total	Remainder of 2004	2005-2006	2007-2008	2009 and after
	(In Thousands)
Contractual Obligations
Long-Term Debt	$122,356	$661	$4,782	$4,618	$112,295
Leased Center, Office Space, and Equipment	36,954	3,750	21,948	6,815	4,441

Total Contractual Cash Obligations	$159,310	$4,411	$26,730	$11,433	$116,736

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Remainder of 2004	2005-2006	2007-2008	2009 and after
	(In Thousands)
Contractual Obligations
Guarantees	$235	$235	—	—	—
Standby Letters of Credit	830	—	—	270	560

Total Commercial Commitments	$1,065	$235	—	$270	$560

We have guaranteed certain bank loans of franchisees related to financing the purchase of educational programs and other purchased instructional material. Of the $1.0 million of available credit under this program, $0.2 million was outstanding at September 30, 2004. These guarantees are secured by the assets of the business of the individual franchisee utilizing this financing arrangement.

We have an option to repurchase specified Sylvan Learning Centers at predetermined multiples of operating results. The exercise of the option would not have a material effect on our financial position or results of operations.

Educate, Inc.

International Exposure

Our Learning Center segment has operations outside the United States, primarily in Germany. These international operations subject us to political uncertainties, currency devaluations and national regulations affecting the provision of educational services. Accordingly, our revenues and income in any period may be impacted by international developments outside our control.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue, intangible assets and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We identified our most critical accounting policies to be those related to revenue recognition, the allowance for doubtful accounts receivable, amortization of intangibles, and impairment tests associated with indefinite lived intangible assets. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our final prospectus dated September 22, 2003 and filed with the SEC on September 23, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

For quantitative and qualitative disclosures about market risk, see “Quantitative and Qualitative Disclosures About Market Risk,” in our final prospectus dated September 22, 2004 and filed with the SEC on September 23, 2004. Our exposures to market risk have not changed materially since June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14d of the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

The Company’s management, including the principal executive and principal financial officers, has evaluated any changes in the internal controls over financial reporting that occurred during the quarter ended September 30, 2004, and has concluded that there was no change that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Educate, Inc.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reverse Stock Split

In September 2004, we completed a 1.00 for 1.25 reverse stock split of our common stock.

Issuances of Securities

In the three months ended September 30, 2004, we issued options to purchase an aggregate of 248,800 shares of common stock to our employees and directors at an average exercise price of approximately $10.43 per share. All of the above-described issuances were exempt from registration (i) pursuant to Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions not involving a public offering or (ii) Rule 701 promulgated under the Securities Act. With respect to each transaction listed above, no general solicitation was made by either us or any person acting on our behalf, the securities sold are subject to transfer restrictions and the certificates for the shares contained an appropriate legend stating such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. No underwriters were involved in connection with the sales of securities referred to above.

Report of Offering of Securities and Use of Proceeds Therefrom

The date of the initial public offering of our common stock was September 23, 2004. The managing underwriters were Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Banc of America Securities LLC, Legg Mason Wood Walker, Incorporated and ThinkEquity Partners LLC. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Form S-1 Registration Statement (SEC File No. 333-115496) that was declared effective by the Securities and Exchange Commission on September 22, 2004. The offering was closed on September 28, 2004. We sold 5,000,000 shares of common stock and certain selling stockholders sold 10,000,000 shares of our common stock. All of the shares registered under the registration statement were sold at a price to the public of $11.00 per share. As part of the initial public offering, certain selling stockholders granted the underwriters an over-allotment option to purchase up to an additional 2,250,000 shares of our common stock. The underwriters exercised their over-allotment option in full. The offering did not terminate until after the sale of all of the securities registered on the Registration Statement.

The aggregate gross proceeds from the shares of common stock sold by us were $55.0 million. The aggregate net proceeds to us from the offering were approximately $47.8 million after deducting $3.9 million in underwriting discounts and commissions paid to the underwriters by us and an estimated $3.3 million in other expenses incurred in connection with the offering. We used all of our net proceeds from the offering to repay a portion of the indebtedness under our operating company’s secured credit facility. JPMorgan Chase Bank, an affiliate of J.P. Morgan Securities Inc., is a lender and administrative agent for the other lenders under the secured credit facility, Merrill Lynch Capital, an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated is a lender and documentation agent for the other lenders under the secured credit facility and Bank of America N.A., an affiliate of Banc of America Securities LLC, is a lender under the secured credit facility.

The aggregate gross proceeds from the shares of common stock sold by the selling stockholders were approximately $134.8 million (including approximately $24.8 million from the exercise of the over-allotment option described above). The aggregate net proceeds to the selling stockholders from the offering (including the exercise of the over-allotment option) were approximately $125.4 million after deducting $9.4 million in underwriting discounts and commissions paid to the underwriters by the selling stockholders. We did not receive any proceeds from the sale of shares by the selling stockholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

Educate, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 20, 2004, our stockholders approved (i) all actions necessary to complete a 1-for-1.25 reverse stock split, (ii) our Amended and Restated Articles of Incorporation, (iii) our Amended and Restated By-Laws, (iv) our 2004 Omnibus Stock Incentive Plan, and (v) the terms of certain indemnification agreements between the Company and our directors and officers. Stockholders holding 34,287,197 shares out of a total of 37,574,474 outstanding shares of common stock (on a post-reverse stock split basis) approved these actions by written consent.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Index Number
31.01	Certification of R. Christopher Hoehn-Saric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Kevin Shaffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of R. Christopher Hoehn-Saric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Kevin Shaffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Educate, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Educate, Inc.

/s/ Kevin E. Shaffer
Kevin E. Shaffer, Chief Financial Officer