Form 10-K
period 2004-12-31
EDUCATE INC
filed 2005-03-18
CIK 1286862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 31, 2004

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 000-50952

EDUCATE, INC.

(Exact name of registrant as specified in its charter)

Delaware	37-1465722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Fleet Street, Baltimore, Maryland	21202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 843-8000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

As of March 1, 2005 42,585,719 shares of the registrant’s common stock were outstanding. The registrant’s common stock was not publicly traded on June 30, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Notice of Annual meeting and Proxy Statement to be filed no later than April 30, 2005 are incorporated by reference into Part III of this Annual Report.

EDUCATE, INC.

PART I.

Item 1.	Business

Overview

We believe we are a leading national provider of tutoring and other supplemental education services to pre-kindergarten through twelfth grade, or pre-K-12, students. For over 25 years, we have provided trusted, personalized instruction to our students. We operate through three business segments that served more than 320,000 students in 2004.

•	Our Learning Center segment develops and delivers trusted, personalized tutoring programs primarily through a network of 849 territories supporting more than 1,050 franchised and company-owned learning centers in North America. This segment operates under the Sylvan brand name, which we believe is the most highly recognized brand name in the supplemental education services industry.

•	Our Institutional Services segment provides tutoring, as well as other supplemental education services and special-needs services, to eligible students in public and private schools through government-funded contracts under the Catapult Learning and other brand names.

•	Our Online Learning Services segment provides tutoring programs modeled after those provided in our Sylvan Learning Centers in a live online environment. These services use a technologically sophisticated, internet-based application that enables teachers and students to speak and interact on the computer monitor real-time over a dial-up or broadband connection.

Our Sylvan Learning Centers are staffed by trained teachers who deliver high quality education programs that are personalized for each student based upon the results of extensive diagnostic testing. These centers are leading a significant shift in the provision of pre-K-12 supplemental education services, away from the traditional model in which individual tutors provide in-home homework help to students. We seek to instill in each student our “Learning Feels Good” philosophy through a motivational program that inspires students to achieve their objectives, builds self-confidence and strengthens each student’s enthusiasm for learning. Our Sylvan Learning Centers guarantee that each math and reading student will achieve at least one grade level equivalent of improvement within the first 36 hours of instruction.

Based on our market research, we believe that 93% of women within our target demographic recognize the Sylvan brand name. Our long history of successfully providing tutoring services and our substantial investments in advertising and direct marketing on national, regional and local levels have contributed to consumers’ recognition of the Sylvan brand. We have found television advertising, such as our current, award-winning “This Moment Brought to You by Sylvan” advertising campaign, to be especially effective at delivering an emotionally compelling message to consumers. This campaign has won both an ECHO Award from the Direct Marketing Association and an EFFIE from the New York American Marketing Association.

We have experienced significant growth in our business over the last five years with particular strength in growth since the formation of Educate, Inc. on July 1, 2003. We expect that all three of our business segments will continue to benefit from increased national attention on the quality of pre-K-12 education. We believe that parents have become more proactive in seeking education services that supplement their children’s education and are increasingly willing to pay for these services. In addition, over the past ten years, the supplemental education services market has benefited from increased spending in both public and private schools. Further, increased education spending by governmental authorities has enjoyed continued bipartisan support. We believe these market forces have contributed to our substantial growth.

Corporate Information

The Company was formed by an investor group led by affiliates of Apollo Advisors, L.P. (“Apollo”), a private equity investment company and controlling stockholder of the Company, and certain management stockholders on June 30, 2003 to acquire the pre-K-12 educational services business of Laureate Education, Inc. (formerly known as Sylvan Learning Systems, Inc.) (“Laureate”).

We are a holding company and all of our operations are conducted through our operating subsidiaries. Our principal executive offices are located at 1001 Fleet Street, Baltimore, Maryland 21202. Our telephone number is (410) 843-8000. Our website is www.educate-inc.com. Information on our website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K. Our filings with the SEC are available without charge on our website as soon as reasonably practicable after filing.

Business Segments

Learning Center

Our Learning Center segment develops and delivers trusted, personalized tutoring programs to students in grades pre-K-12 through a network of 849 territories supporting 1,057 franchised and company-owned learning centers in North America operating under the Sylvan brand name and 964 European franchised and company-owned learning centers operating under the Schülerhilfe brand name. As of December 31, 2004, there were 163 company-owned and 894 franchised centers operating in North America, and 226 company-owned centers and 738 franchised centers operating in Germany and Austria. As of December 31, 2004, there were 111 Company-owned territories and 738 franchised territories operating in North America. During 2004, the Learning Center segment generated revenues of $178.8 million, representing 60% of our total revenues.

North American Learning Centers

Our Sylvan Learning Centers network has operated for over 25 years providing supplemental, remedial and enrichment instruction, primarily in reading and mathematics, and to an increasing extent, writing, study skills and test preparation. Our programs feature an extensive series of standardized diagnostic tests, personalized instruction, a student motivational program and ongoing involvement of parents and the students’ regular school teachers. High awareness of the Sylvan brand and our targeted advertising programs motivate parents to inquire about our services on behalf of their children, primarily by telephone or the Internet. Our corporate call center, regional call centers or franchise operators respond to these inquiries and seek to convince parents of the value of our services and to make an appointment for a diagnostic assessment. One of our company-trained educators performs these tests, which include the California Achievement Test, a nationally-recognized diagnostic test, which identifies particular skill gaps of each student. We then use these assessments to create a personalized learning plan for the student.

Our students generally enroll in a 60 to 120 hour program with instruction three to four times per week for one to two hours per visit. Each teacher typically works with up to three students at a U-shaped table designed to facilitate the learning experience. Within this setting, a teacher works with each of the students individually in turn while the other two students work independently on their own programs. Each teacher is trained in using our proprietary learning systems, which address the particular skill gaps identified in the diagnostic testing. Students generally work with multiple teachers throughout their course of instruction. We also incorporate a motivational program using tokens redeemable for novelties and toys to inspire students to achieve their objectives, build self-confidence and strengthen their enthusiasm for learning. We measure and evaluate each student’s progress after every 36 hours of instruction, hold parent conferences after every 12 hours of a student’s program, and schedule periodic updates with the student’s regular school teachers during the program. Our Sylvan Learning Centers guarantee that each math and reading student will achieve at least one grade level equivalent of improvement within the first 36 hours of instruction or the student will receive 12 hours of additional instruction for free.

The cost to a student of an education program is dependent upon his or her individual needs. The program costs approximately $2,300 to $4,500, with the actual amount dependent upon the price per hour for tutoring and the number of hours of tutoring provided. Consumers may pay for the full program upon enrollment or prepay on a monthly basis using cash or a credit or debit card. Many of our customers also use third-party financing programs offered by recommended vendors.

We also provide tutoring services for the SAT and other standardized tests in our Sylvan Learning Centers using materials developed by our subsidiary, Ivy West Educational Services, Inc. Ivy West instructors also provide one-on-one tutoring and test preparation services to students in their homes through a staff of over 1,000 instructors.

During 2004, our North American Learning Center operations generated revenues of $151.3 million, representing 50% of our total revenues.

Our North American Learning Center operations are comprised of franchised and company-owned territories. Each territory represents a unique geographical area which includes a specified number of pre-K-12 students to support financial viability of operations within the territory. Due to changes in demographics over time and levels of demand, territories often support more than one Sylvan Learning Center.

Franchised Territories. Franchising is a core element of our business strategy. As of December 31, 2004, there were 738 territories which supported franchised Sylvan Learning Centers located in North America, including 811 the United States and 85 in Canada. During 2004, we expanded our franchised network by 32 territories and by 34 centers. In 2004, we generated $44.1 million in revenues from our franchised North American Learning Center operations, representing 15% of our total revenues. We generate income from franchising activities primarily through royalties, which are calculated as a fixed percentage of franchisee cash receipts.

We generate additional licensing fees from the sale of new franchise territories, within which a franchisee is allowed to open learning centers, and from sales of learning materials and other materials to franchisees.

Our franchise agreements grant the franchisee a license to operate Sylvan Learning Centers and to use Sylvan’s trademarks within a specified territory. Our franchise agreements generally have an initial term of ten years, subject to unlimited additional ten-year extensions at the franchisee’s option under the same terms and conditions. The license fees and royalty rates vary depending upon the demographics of the territory. If a franchisee proposes to sell a franchised center, we have the right to acquire the franchised center on the same terms as the proposed buyer.

We actively manage our franchise system to enhance our brand and maintain a consistent, high quality of service. Franchisees must obtain our approval for the location and design of learning centers and for all advertising. Franchisees must also operate their learning centers in accordance with our methods, standards and specifications. We monitor educational quality at our franchised centers through a variety of procedures, including access to pre- and post-diagnostic test data for students of our franchisees. Each franchisee is required to purchase from us certain diagnostic and instructional materials, student record forms, parental information booklets and explanatory and promotional brochures developed by us. We specify requirements for other items necessary for operation of a learning center, such as computers, instructional materials and furniture, and we offer our franchisees the opportunity to purchase these items from preferred vendors. Generally franchisees provide us with periodic business updates and must submit monthly financial and operating data to us. We require franchisees and their employees to attend a one-week initial training program and to pass a certification examination in our learning center operations and educational programs. We also offer franchisees continuing training each year through a number of different methods. We employ franchise business consultants to provide assistance to franchisees in marketing, education and operations, technology implementation and business development. These employees also facilitate regular communications between franchisees and us and assist us in assuring a consistently high quality of service in each Sylvan Learning Center.

Our franchisees are true owner-operators, as evidenced by the fact that 80% of our franchisees own only one or two centers and no franchisee owns more than 15 centers. We believe that this allows franchise owners to remain focused and committed to the success of their centers.

Company-Owned Territories. As of December 31, 2004, we operated 111 company-owned territories including 163 company-owned Sylvan Learning Centers in 21 markets in North America. During 2004, we increased the number of company-owned territories by 26 and the number of centers by 28. In 2004, our company-owned North American Learning Center operations generated revenues of $107.1 million, representing 36% of our total revenues. Company-owned learning centers enable us to test and refine new educational programs, marketing plans and learning center management procedures before offering these programs and procedures to our franchisees. Our company-owned territories serve as best practice models where significant operational and educational improvements can be developed and implemented quickly. On average, company-owned territories have higher sales than franchised territories primarily due to higher average revenue per student. In 2004, our company-owned territories generated average sales per territory of $994,200 and we received royalties from our franchisees that imply average cash receipts per franchised territory of $564,500.

European Learning Centers

Our European learning center business, which we acquired in 1998, operates under the Schülerhilfe name. Schülerhilfe has provided after school tutoring, consisting primarily of homework support, to primary and secondary students in Germany and Austria for over 30 years. As of December 31, 2004, Schülerhilfe operated 226 company-owned learning centers and 686 franchised centers in Germany, and 52 franchised centers in Austria. Schülerhilfe generates revenue primarily from the operation of company-owned centers and the receipt of monthly fixed fees from franchisees. As in our Sylvan Learning Centers, the aim of Schülerhilfe’s center-based tutoring is for students to improve their grades and develop their self-confidence. Schülerhilfe provides tutoring in a number of subjects, including German, math, English, Latin, French, chemistry, and biology, using the individual child’s own textbooks. After an initial consultation, students visit a Schülerhilfe center after school for at least two 90 minute sessions per week. Students work with teachers on addressing their skill gaps using a combination of school work, homework, and Schülerhilfe curriculum. Sessions are taught in small groups of five or fewer students per teacher. On average, parents pay €120 per month for eight sessions. In 2004, Schülerhilfe generated revenues of $27.5 million, representing 9.2% of our total revenues.

Institutional Services

Since 1993, Catapult Learning, formerly known as Sylvan Education Solutions, has provided supplemental instruction programs primarily in reading and math to students in schools, school districts and private educational entities (primarily parochial schools) across the country. These programs encompass a wide variety of education services that supplement and expand those provided by these institutions. Our services are typically provided on location at the client school or a conveniently located community organization’s facility. These services are funded by federal, state and local governments. While funding for our programs comes from a variety of sources, there are two federal government programs that are significant sources of funds for the services that we offer: Title I of the Elementary and Secondary Education Act (most recently reauthorized as NCLB, No Child Left Behind) and the Individuals with Disabilities Education Act (IDEA). Title I funds are provided by the Federal government to address the needs of educationally and economically disadvantaged students in public and private schools. IDEA funds are provided by the Federal government to address the needs of students identified for special education.

The largest component of our Catapult Learning business is small group instruction to pre-K-12 students who have been identified by their school as requiring these services. Additionally, we offer a variety of supplemental programs and services that cater to the specific needs of our institutional partners, such as summer school programs, early childhood development programs and special education services. The services that we provide to institutions are typically governed by school-year contracts subject to annual renewal that have had and continue to have high rates of repeat business.

Within our Institutional Services segment, we have developed a new program, Education Station, to provide tutoring services mandated under NCLB requirements. Under this Act, if a school misses its adequate yearly progress goals for three consecutive years, the school’s district must set aside a portion of the Title I funds it receives and must use those funds to support school choice or pay for tutoring for low income students who qualify under NCLB, at the parents’ option. Parents of eligible children who opt for free tutoring choose a provider of tutoring services from a list approved by the state, which must include third-party providers.

In fiscal 2004, our Institutional Services segment generated revenues of $119.0 million, representing 40% of our total revenues. We believe that the increasing willingness of school districts and private schools to utilize third parties to provide supplemental education and specialized support services to the students in their schools, and the increases in Title I spending, the enactment of NCLB and access to IDEA funding and state education funds, provide us with significant opportunities for continued growth.

Online Learning Services

Our eSylvan unit offers live online tutoring programs modeled after those provided in our Sylvan Learning Centers. These online programs use a technologically sophisticated, internet-based application that enables teachers and students to speak and interact on their computer monitors real-time over a dial-up or broadband connection. eSylvan’s programs are provided to students primarily in second through ninth grades. As of December 31, 2004, eSylvan was owned approximately 93% by us, with the remaining 7% interest owned by a majority of our North American franchisees. Under almost all of our license agreements with franchisees, we have the exclusive right to provide online tutoring services to students, subject to payment of a reverse royalty. By providing instructional services at home, eSylvan makes the tutoring process more convenient for both the student and the parent, especially in rural or highly congested areas where access to a learning center is less convenient. eSylvan’s online program generally comprises 40 to 60 hours of instruction, with a price per hour similar to that charged in our Sylvan Learning Centers. The average student attends two one-hour sessions per week. Customers can either pay in advance or elect to have their credit or debit card automatically charged. eSylvan’s academic directors also schedule parent conferences periodically during the program. Each of eSylvan’s teachers must complete a formalized training program prior to his or her initial student session. This ensures that the quality of eSylvan’s services are consistent from teacher to teacher and allows eSylvan to offer the same type of guarantee offered to parents by our Sylvan Learning Centers.

eSylvan’s service offerings are supported by a technological infrastructure developed to provide effective interaction over the Internet for students and teachers and an operational support environment for effective business operation. eSylvan’s learning environment was developed to operate completely over a dial-up modem connection to the Internet. Each student and teacher is supplied with an audio headset, a microphone, and a digital pen and whiteboard system. Students and teachers gain access to our online program by entering our secure web site where information on learning programs is presented. Once registered for a learning program, students interact with teachers in real time through an audio/visual session, where existing technologies permit simultaneous voice and data transmission over the Internet connection. This learning environment permits the teacher to control a tutoring session for up to three students per session. Teachers can present curriculum-associated content on a whiteboard that appears on the student’s computer and that both parties can simultaneously reference and annotate. The whiteboard may also be used without content so that either party in the session can use freeform drawing tools for illustration purposes.

As of December 31, 2004, we had spent approximately $50.1 million to fund the development and operations of our eSylvan business since commencing operations in June 2000, with $4.5 million spent in 2004. eSylvan had approximately 1,400 students enrolled in its online programs as of December 31, 2004, and generated $2.5 million of revenue in 2004. Since its inception, eSylvan has focused its marketing strategy on leveraging our proprietary learning system and the Sylvan brand, and creating various cross-marketing opportunities between eSylvan, Sylvan Learning Centers and Catapult Learning. In addition to delivering its tutoring services directly to individual students, eSylvan has conducted pilots to test delivery of these services to Sylvan Learning Center students through the Sylvan Online program and to a limited number of school districts through the Catapult Learning Online program. The initial pilots for delivery of services to Sylvan Learning Center and Catapult Learning have been successful and we are moving to more completely integrate our on-line tutoring technology into Sylvan Learning Center and Catapult Learning.

Industry Overview

We believe the pre-K-12 education services industry is large, growing and fragmented and that the overall size of this industry has significant potential to grow as a result of a number of factors. These factors include favorable demographics, increasing parental dissatisfaction with the quality of public education, an increasingly competitive educational system and the heightened focus on school performance due to the continued failure of many students to achieve basic skills. According to the U.S. Department of Education, enrollment in elementary and secondary schools rose 20% between 1985 and 2004 to more than 54 million students and is expected to rise by an additional two million students between 2005 and 2013. We believe these trends will drive demand in both the public and private sectors for the types of supplemental education services that we provide.

Private Sector Demand. Parental demand for supplemental education services is growing due to parents’ dissatisfaction with the quality of public pre-K-12 education. We believe that the demand for private pre-K-12 tutoring services has grown, and will continue to grow, as children face additional federally-mandated standardized tests throughout their pre-K-12 years, and a growing number of qualified students vie for positions at top colleges. At the same time, the monetary value of a college degree is increasing, as evidenced by U.S. Census Bureau data. In 2001, holders of a bachelor’s degree earned 89% more on average than those with only a high school diploma, as compared with 57% more on average in 1981. In addition, many schools have ended the practice of social promotion and now require students to pass end-of-year exams to advance to the next grade. These high stakes tests create additional pressures on students’ school performance. We believe that all of these factors will increase private sector demand for supplemental education services.

Public Sector Demand. In the 2001-2002 school year, the most recent year for which the U.S. Department of Education has published data, the total K-12 expenditures by U.S. governmental entities for purchased instructional services was approximately $7 billion. The size of that market has increased since the 2000-2001 school year due in part to the adoption of federal legislation. The most recent major federal legislation, NCLB, increased federal funding for supplemental education services by 3% from $12.3 billion in 2004 to $12.7 billion in 2005. NCLB also enacted sweeping changes, such as requiring a school district to set aside funds to support school choice and supplemental educational services, including tutoring provided by third parties, if a school in the district fails to achieve its adequate yearly progress goals for three consecutive years. We believe these changes will drive demand for the types of supplemental education services we provide. In particular, NCLB increased the accountability of public school districts for poor student performance, increased the emphasis on results-based student improvements, instituted penalties for continued poor school performance, and increased the availability of private educational alternatives for low-income students.

NCLB also provides for more alternatives to public schools, and a heightened focus on results and school accountability represent a likely catalyst for increased funding for outsourced services. Funding for outsourced programs and services comes from a variety of sources, including federal, state and local governments. The federal government provides funds through two main programs, Title I of the Elementary and Secondary Education Act and IDEA. Title I funding has grown 3% from $14.4 billion in 2004 to $14.8 billion in 2005, and IDEA funding has grown 6% from 10.0 billion in 2004 to $10.6 billion in 2005.

We have developed a new program, Education Station, to provide tutoring services mandated under NCLB. In the 2003-2004 school year, our NCLB business served approximately 16,700 students, compared to approximately 2,900 students in the 2002-2003 school year. Education Station is projected to serve over 24,000 students in the 2004-2005 school year.

Our Equity Sponsor

As of December 31, 2004, affiliates of Apollo Advisors, L.P. (“Apollo”) owned 53% of our outstanding shares of common stock on a fully diluted basis. We refer to Apollo as our “equity sponsor.” Apollo was founded in 1990 and is among the most active private investment firms in the United States in terms of both number of investment transactions completed and aggregate dollars invested. Since its inception, Apollo has managed the investment of an aggregate of approximately $14 billion in equity capital in a wide variety of industries, both domestically and internationally.

Sales and Marketing

Learning Center

Philosophy

We have positioned ourselves as a provider of tutoring services that inspire students to achieve their objectives, build self-confidence and strengthen each student’s enthusiasm for learning by instilling our “Learning Feels Good™” philosophy. We developed our philosophy through qualitative and quantitative consumer research of women within our target audience. We have used consumer research to identify the most compelling message as well as the benefits and features that are most relevant and believable to our target audience.

Marketing

We believe our investment in advertising is driving a high level of brand awareness and growth in favorable consumer perceptions about our brand. Our marketing strategy relies primarily on direct response marketing. Our marketing materials are designed to generate a response from consumers, usually in the form of a call or e-mail to one of our learning centers. This direct marketing strategy allows us to quantitatively and qualitatively test the effectiveness of various aspects of our marketing campaigns by measuring consumer response and making appropriate modifications to the campaign to improve consumer response. We believe that this empirical approach to marketing allows us to make more effective use of each media vehicle and to improve the return on our marketing investment.

We have found television advertising, such as our current, award-winning “This Moment Brought to You by Sylvan” advertising campaign, to be especially effective at delivering an emotionally compelling message to consumers. Accordingly, we commit a majority of our advertising funds to television advertising. The remaining advertising expenditures are comprised of territory spending mainly on direct mail, print or public and community relations. As part of our quantitative and qualitative analysis, each year we test the performance of our newly developed advertising materials and compare the results to the benchmarks set by the best performing advertising materials in our previous campaigns to determine if the new material will be used throughout the system. In each year since 2001, when we began national quantitative testing of our advertising materials, each year’s new materials have been significantly more effective than the benchmarks set by our prior campaigns.

Our marketing is coordinated across three tiers, the national marketing fund, regional cooperative marketing funds, and local marketing. Substantially all franchised and company-owned centers pay a monthly fee into the national marketing fund, which is jointly managed by representatives of the company and the franchise community, while regional cooperative marketing funds are managed by members of the region, and local funds are managed individually by franchisees or company-owned territory management. These three tiers use a combination of marketing channels, including television, print and grassroots public and community relations, such as appearances at public school parent assemblies, local street fairs and festivals, and other community events sponsored by local civic and religious groups. We maintain a consistent and targeted advertising message across each of these tiers and in each of the marketing channels through the centralized development and distribution of all advertising material used, including the materials used by franchisees and company-owned centers in local markets, and through specific recommendations to our franchisees of the appropriate mix of marketing channels.

Institutional Services

Our Institutional Services segment seeks to understand the needs of a particular institution and develops specific programs to address those needs within the scope of available funding. Our institutional services are marketed primarily through direct, personal contact with superintendents of school districts, school principals and other key decision makers at targeted institutions by our relationship managers and sales force. Through these sales efforts, we seek to maintain and expand our relationships with existing institutional customers. This focus on our existing relationship allows us to market additional supplemental services to them, which is less expensive than new client development efforts. Our institutional services are also marketed to new institutional customers by our 14 full time sales people who leverage our track record of success to foster relationships with new institutional customers. In addition, the management of Catapult Learning spends a significant amount of time presenting at numerous conferences and trade shows catering to education professionals to increase its profile in the education community.

We employ a wide variety of consumer marketing strategies to market our Education Station program to parents, including radio, print, direct mail and grassroots public and community relations. In an effort to build the name recognition of our newly-developed Education Station program, we have made, and will continue to make, significant marketing expenditures.

Online Learning Services

Our online services are marketed through online marketing campaigns. eSylvan has established a network of providers of web-based advertising and is constantly working to refine this network to ensure that it is reaching the highest quality audience at the lowest possible cost. As the eSylvan student base is expanded, we believe eSylvan will gain more referrals from current and former students. eSylvan also pursues cross-promotional opportunities with existing and former Sylvan Learning Center and Catapult Learning customers.

Employees

As of December 31, 2004, we had a total of 2,277 full-time and 9,896 part-time U.S. employees, of whom 4,657 were employed in our Learning Center segment; 7,163 were employed in our Institutional Services segment; 219 were employed in our Online Learning Services segment and 134 were employed in corporate services functions. Additionally, we had 654 Schülerhilfe employees of whom 70 were full-time and 584 were part-time. Approximately 100 of those employees are represented by a Works Council. We consider our relationship with the Council to be good. None of our employees is party to any collective bargaining agreement with us and we consider our relationships with all employees to be good.

Competition

While we face competition in each of our business segments, the markets for the Learning Center and Institutional Services segments are very fragmented and penetrations are low. We are aware of only five direct national corporate competitors in our North American Learning Center business: Huntington Learning Centers,

Inc., Kumon Educational Institutes, The Princeton Review, Kaplan Educational Centers and SCORE! Education Centers. With the exception of Kumon Educational Institutes, which is comprised of a large number of locations mostly operated in facilities primarily used by other organizations, we believe these competitors operate fewer learning centers and provide services within a smaller geographic area than we do. In most areas served by our Learning Center segment, competition also exists from individual tutors and local learning centers. Learning Center competition focuses on education quality, convenient locations and price. Schülerhilfe’s primary competition consists of Studienkries, a slightly-larger national provider of tutoring services in Germany, smaller regional tutoring chains and individual local tutors.

In our Institutional Services business, competition is primarily based on education quality, reputation and price. We compete with individuals that provide tutoring services to institutional customers, state and local education agencies that provide supplemental education services and national providers of supplemental education services, such as Kaplan K12 Services and The Princeton Review. We also compete with state-approved providers of tutoring services with respect to our NCLB supplemental education services. Most providers of NCLB services are individuals and smaller companies that do not have our national presence. In addition, we are aware of several other entities that currently provide Title I and state-based programs on a contract basis for students attending parochial and private schools.

In our Online Learning Services segment, we compete against smaller companies that participate in the online tutoring market. We also compete with individual home tutors who typically serve higher income families. We expect that some existing “bricks and mortar” educational services companies, and others, may begin to develop and distribute their services over the Internet in the near future. We believe that our services differ significantly from those currently offered by these companies. As Internet and broadband services become more widely deployed in the pre-K-12 market, we expect new and as yet unidentified companies to enter the market.

Government Regulation

Franchise Regulation.    Various state authorities as well as the Federal Trade Commission (“FTC”) regulate the sales of franchises in the United States. The FTC requires that franchisors make extensive disclosures to prospective franchisees but does not require registration. A number of states require registration and prior approval of the franchise-offering document. In addition, many states have “franchise relationship laws” or “business opportunity laws” that limit the ability of a franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. While our franchising operations have not been materially adversely affected by existing regulation, we cannot assure you that we will not be adversely affected in the future nor can we predict the effect of any future legislation or regulation.

Our international franchise agreements and franchise operations are regulated by various foreign laws, rules and regulations. To date, these laws have not precluded us from selling franchise licenses in any given territory and have not had a material adverse effect on our operations.

Title I.    Title I eligible school districts are responsible for implementing Title I and carrying out their educational programs. Title I regulations, as well as provisions of Title I itself, direct Title I eligible districts to satisfy obligations including, among others, involving parents in their children’s education, evaluating and reporting on student progress, providing equitable services and other benefits to eligible non-public school students in the district and other fiscal requirements. In contracting with school districts to provide Title I services, we are, and will continue to be, subject to various Title I requirements and may become responsible to the school district for carrying out specific functions required by law. For example, we have responsibility for introducing program content adequate to achieve certain educational gains and maintaining the confidentiality of student records. Our failure to adhere to Title I requirements or to carry out regulatory responsibilities undertaken by contract may result in contract termination, financial liability or other sanctions.

Intellectual Property

We have federal trademark registrations for the words “Sylvan,” “Sylvan Learning Center,” and “eSylvan” and distinctive logos, along with various other trademarks, patents and servicemarks and have applications pending for a number of other distinctive phrases, including “Catapult Learning,” “Education Station,” “Progressus,” and “Progressus Therapy, Inc.” We cannot predict whether our trademark and service mark applications will be approved. We cannot assure you that our existing or future trademarks, patents or servicemarks will provide meaningful protection. We also have obtained foreign registrations of Sylvan in over 50 countries. Our License Agreement grants our franchisees the right to use certain of our trademarks and servicemarks in connection with operation of a franchised learning center subject to certain quality control and other provisions.

Item 2.	Properties

In our Learning Center segment, there were 111 territories with 163 company-owned Sylvan Learning Centers operating in North America, as of December 31, 2004. All of our company-owned Sylvan Learning Centers are located on premises with short-term leases (typically three years) that generally comprise approximately 3,000 square feet. As of December 31, 2004, we had 738 territories with 896 franchised Sylvan Learning Centers operating in North America. All of our franchised Sylvan Learning Centers are located on premises leased or owned by the individual franchisee. Within our Schülerhilfe operations, there were approximately 226 company-owned centers operating in Germany and 686 franchised locations operating in Germany and 52 franchised locations operating in Austria as of December 31, 2004. All company-owned Schülerhilfe centers are located on leased premises that typically comprise approximately 1,500 square feet. All of Schülerhilfe’s franchised centers are located on premises leased or owned by individual franchisees. No single center is material to our operations.

As of December 31, 2004, our Sylvan Learning Center locations consisted of the following:

United States and Territories	Company-Owned Centers	Franchised Centers	Total
Alaska	—	3	3
Alabama	5	14	19
Arkansas	—	5	5
Arizona	—	12	12
California	33	65	98
Colorado	1	14	15
Connecticut	—	14	14
Delaware	3	—	3
Florida	14	49	63
Georgia	15	24	39
Hawaii	—	2	2
Iowa	—	11	11
Idaho	—	4	4
Illinois	1	36	37
Indiana	—	22	22
Kansas	—	8	8
Kentucky	—	12	12
Louisiana	—	21	21
Massachusetts	11	10	21
Maryland	12	12	24
Maine	—	2	2

United States and Territories	Company-Owned Centers	Franchised Centers	Total
Michigan	—	41	41
Minnesota	8	10	18
Missouri	—	22	22
Mississippi	—	6	6
Montana	—	7	7
North Carolina	—	45	45
North Dakota	—	3	3
Nebraska	—	9	9
New Hampshire	1	5	6
New Jersey	3	21	24
New Mexico	—	5	5
Nevada	—	6	6
New York	—	37	37
Ohio	6	39	45
Oklahoma	—	6	6
Oregon	—	13	13
Pennsylvania	11	32	43
Rhode Island	1	3	4
South Carolina	—	14	14
South Dakota	—	2	2
Tennessee	—	22	22
Texas	23	36	59
Utah	5	2	7
Virginia	6	24	30
Washington	—	29	29
Wisconsin	—	21	21
West Virginia	—	6	6
Guam	—	1	1
Puerto Rico	—	2	2
Total	159	809	968

Canada	4	85	89
Hong Kong	—	2	2

Our Institutional Services segment also has approximately 25 leased regional administrative offices located in strategic points throughout the United States. The leased premises range in size from 1,000 to 11,000 square feet. The leases are generally short-term with many having annual renewals.

We maintain our corporate headquarters at 1001 Fleet Street in Baltimore, Maryland. Our corporate headquarters is used by all of our business segments. At our corporate headquarters, we sublease 57,471 square feet of office space from Laureate. The initial term of the sublease for our headquarters expires on August 30, 2011.

We sublease one other property from Laureate that is used in support of each of our business segments. The property is located at 506 S. Central in Baltimore, Maryland and consists of 25,997 square feet. The sublease for the 506 S. Central property expires on November 30, 2006 and is renewable for three additional periods totaling 13 years at our discretion.

We lease 11,990 square feet of space in Elkridge, Maryland that serves as a call center for our Company-owned Sylvan Learning Centers. The lease expires on December 31, 2005 and is renewable for two additional three-year terms at our discretion. Schülerhilfe leases approximately 12,000 square feet of office space in Gelsenkirchen, Germany, which serves as its corporate headquarters.

Item 3.	Legal Proceedings

From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material adverse effect on our business, financial condition or results of operation.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to be voted on by security holders during the fourth quarter ended December 31, 2004.

Item 4A.	Executive Officers of the Registrant

The following table sets forth certain information regarding our directors and executive officers as of March 15, 2005.

Name	Age	Position(s)
R. Christopher Hoehn-Saric	42	Chief Executive Officer; Chairman of the Board of Directors
Peter Cohen	50	President and Chief Operating Officer
Kevin E. Shaffer	42	Chief Financial Officer
Mary Foster	50	President, Learning Center segment
Jeffrey Cohen	39	President, Institutional Services segment
C. Alan Schroeder	47	Vice President, General Counsel, Secretary
Douglas Becker	39	Director
Laurence Berg	38	Director
Cheryl Gordon Krongard	49	Director
Michael Gross	43	Director
David Hornbeck	63	Director
Aaron Stone	32	Director
Raul Yzaguirre	65	Director
Michael F. Devine, III	46	Director

R. Christopher Hoehn-Saric became our Chief Executive Officer in July 2003 and Chairman of our Board of Directors in April 2004. Prior to that time, in February 2000, Mr. Hoehn-Saric assumed the leadership position of Ventures, the incubator subsidiary of our predecessor, Laureate, as Chairman and Chief Executive Officer and served in that capacity until our formation. Beginning in April of 1993, he served as Chairman of the Board of Laureate and as co-Chief Executive Officer of Laureate beginning in December 1995. He also served as Laureate’s President from 1988 to 1993 and has been a member of Laureate’s Board of Directors since 1986.

Peter Cohen became our President and Chief Operating Officer in July 2003. In February 2000, Mr. Cohen assumed the position of President and Chief Operating Officer of Laureate and served in that position until our formation. Mr. Cohen joined Laureate in 1996 as President of the Sylvan Learning Centers division. From 1994 to 1996, Mr. Cohen served as Chief Executive Officer of The Pet Practice, Inc., a national chain of branded pet hospitals.

Kevin E. Shaffer became our Chief Financial Officer in July 2003. Previously, he served as Vice-President of Finance and Corporate Controller of Laureate beginning in June 1999 and served in that capacity until our formation. Prior to joining Laureate, Mr. Shaffer was an executive with Ernst & Young LLP, providing audit and consulting services to clients in a variety of industries from 1984 to 1999.

Mary Foster became the President of our Learning Center segment in July 2003. Previously, Ms. Foster joined Laureate in January 2001 as President of its Sylvan Learning Centers division and served in that capacity until our formation. Prior to joining Laureate, Ms. Foster held a senior management position with Riverside Corporation as Senior Vice President of Sales and Marketing from 1999 to 2001. Prior to that, from 1993 to 1998, Ms. Foster was President of Ethel M Chocolates.

Jeffrey Cohen became the President of our Institutional Services segment, formerly known as Sylvan Education Solutions, in July 2003. He previously served in that role with Laureate from August 2001 to July 2003. Prior to joining Laureate, from February 1998 until July 2001, Mr. Cohen was with Prometric, Inc., a provider of computer-based assessment and examination services, serving first as the Vice President of Prometric’s Academic, Professional and Corporate Services Business Unit and later as the Senior Vice President for Business Unit Management. Mr. Cohen also served as a political appointee in the Clinton Administration.

C. Alan Schroeder became our Vice President, General Counsel and Secretary in August 2004. Previously, Mr. Schroeder was Of Counsel to Piper Rudnick LLP from May 2002 to August 2004. From March 1994 to January 2002, Mr. Schroeder was Executive Vice President – General Counsel and Secretary of Prime Retail, Inc., an owner of shopping centers. On September 12, 2000, Mr. Schroeder was elected director and officer of E-Outlets Resolution Corporation, a subsidiary of Prime Retail, Inc., for the sole purpose of executing the bankruptcy filings of E-Outlets Resolution Corporation, which had ceased operations on April 4, 2000. The bankruptcy petition was filed November 6, 2000.

Douglas Becker has served as one of our directors since September 2004. Since February 2000, Mr. Becker has been the Chairman and Chief Executive Officer of Laureate. Previously, Mr. Becker served as President and co-Chief Executive Officer of Laureate since April 1993. From February 1991 until April 1993, Mr. Becker was the Chief Executive Officer of the Sylvan Learning Center Division of Laureate. Mr. Becker also serves as a director of Constellation Energy Corporation.

Laurence Berg has served as one of our directors since March 2003 and served as Chairman of our Board of Directors from March 2003 to April 2004. Mr. Berg is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1992. Prior to joining Apollo, Mr. Berg was a member of the Mergers and Acquisition Group at Drexel Burnham Lambert. Mr. Berg is on the Founder’s Circle of the Fulfillment Fund, a youth mentoring and college scholarship charity. Mr. Berg is also a director of Goodman Global Holdings, Hayes Lemmerz International, Inc., Rent-A-Center, Inc., and Resolution Performance Products.

Michael F. Devine, III has served as one of our directors since December 2004. Mr. Devine is the Senior Vice President and Chief Financial Officer of Coach, Inc., designer, producer, and marketer of fine accessories and gifts. He has served in that position since December 2001. Prior to joining Coach, Inc., from 2000 to 2001, Mr. Devine was Executive Vice President and Chief Financial Officer of Mothers Work, Inc., the world’s largest designer, manufacturer and retailer of maternity apparel. From 1997 to 2000, Mr. Devine served as Chief Financial Officer, Treasurer and Secretary of Strategic Distribution, Inc. Prior to that, from 1995 to 1997, Mr. Devine was Chief Financial Officer of Industrial Systems Associates, a Strategic Distribution, Inc. subsidiary. Mr. Devine previously held Director of Operations and Director of Finance positions at McMaster-Carr Supply Company from 1989 to 1995 and progressively senior finance positions at Honeywell, Inc. from 1980 to 1989.

Cheryl Gordon Krongard has served as one of our directors since June 2004. Ms. Gordon Krongard is a former partner of Apollo Advisors, L.P., where she worked from 2002 until 2004. Ms. Gordon Krongard was the Chief

Executive Officer of Rothschild Asset Management from 1995 to 2000. She served as Senior Managing Director for Rothschild North America from 1993 until 2000. Ms. Gordon Krongard is a director of U.S. Airways. She is a Governor of the Iowa State University Board of Governors. Ms. Gordon Krongard is also a member of the Dean’s Advisory Council, Iowa State University College of Business. She is a director and Chairperson of the Investment Committee for the Iowa State University Foundation. She is Trustee of the Mount Sinai Medical Center.

Michael Gross has served as one of our directors since April 2004. Mr. Gross is a senior partner and co-founder of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1990. Mr. Gross also is Chief Executive Officer and Chairman of Apollo Investment Corporation, a publicly traded closed-end investment company and affiliate of Apollo Advisors, L.P. Mr. Gross currently serves on several boards of directors, including Allied Waste Industries, Inc., Pacer International, Inc., SkyTerra Communications, Inc., Saks, Inc. and United Rentals, Inc. Mr. Gross is a founding member, and serves on the Executive Committee, of the Youth Renewal Fund, is the Chairman of the Board of the Mt. Sinai Children’s Center Foundation, serves on the Board of Trustees of the Trinity School and on the Corporate Advisory Board of the University of Michigan Business School.

David Hornbeck has served as one of our directors since September 2004. From October 2003 to December 31, 2004, Mr. Hornbeck was President and Chief Executive Officer of the International Youth Foundation (“IYF”), a public foundation dedicated to bringing resources and attention to the needs of young people around the world. He remains a member of the Board of Directors, an officer and a full-time employee of IYF. From 2000 to 2003, Mr. Hornbeck was self-employed as a writer and consultant. Previously, Mr. Hornbeck served as Superintendent of the Philadelphia Public Schools for six years and State Superintendent of Schools in Maryland for 12 years. Mr. Hornbeck is Chairman of the Children’s Defense Fund and the Public Education Network.

Aaron Stone has served as one of our directors since April 2004. Mr. Stone is a principal of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds, where he has worked since 1997. Prior to joining Apollo, Mr. Stone was a member of the Mergers and Acquisition Group at Smith Barney, Inc. Mr. Stone is also a director of AMC Entertainment Inc. and Intelsat, Ltd.

Raul Yzaguirre has served as one of our directors since September 2004. Mr. Yzaguirre is the Presidential Professor of Practice for Community Development and Civil Rights at Arizona State University. Mr. Yzaguirre resigned on January 1, 2005 from the post of President and Chief Executive Officer of National Council of LaRaza, a community development and public policy organization, a capacity in which he served since 1974. Mr. Yzaguirre is also a past Chairperson of the Independent Sector, a nonprofit coalition of over 850 corporate, foundation and voluntary organizations. He is a director of Sears, Roebuck and Co., AARP Services, Inc. and the Council of Better Business Bureaus.

PART II.

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ National Market under the ticker symbol “EEEE”. The high and low trade prices for 2004 for our common stock are set out in the following table. These prices are as reported by NASDAQ, and reflect inter-day price quotations, without retail mark-up, mark down or commission, and may not necessarily represent actual transactions. The table below sets forth the 2004 high and low trade prices for the our common stock as reported by the NASDAQ National Market:

	High	Low
Year Ended December 31, 2004
Third Quarter	$12.50	$11.45
Fourth Quarter	$14.09	$11.10

In June 2004, we declared and paid a cash dividend to our existing stockholders in the amount of $9 million or $0.24 per common share.

We do not anticipate paying dividends in the foreseeable future. Instead, we anticipate that all of our earnings, if any, in the foreseeable future will be used to repay debt, for working capital, to support our operations and to finance the growth and development of our business. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including restrictions in our debt instruments, our future earnings, capital requirements, financial condition, future prospects and the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits. Other than the dividend described in the preceding paragraph, we are currently restricted from declaring or paying cash dividends pursuant to the terms of our operating company’s secured credit facility.

On September 20, 2004, we effected a 1.00 for 1.25 reverse stock split of our common stock. All share and per share amounts have been restated for all periods to give retroactive effect to the reverse stock split.

The number of registered shareholders of record as of February 21, 2005 was 61, including one company acting as holder of record for all investors whose stock is held in street name.

Equity Compensation Plans

The following table details information regarding our existing equity compensations plans as of December 31, 2004:

	A	B	C
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted - average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders (1)	3,760,726	$4.44	506,000
Equity compensation plans not approved by security holders	—	—	—

Total	3,760,726	$4.44	506,000

(1)	Includes our 2004 Omnibus Stock Incentive Plan and our 2003 Omnibus Stock Incentive Plan

Item 6.	Selected Consolidated Financial Data

You should read the following selected consolidated financial data together with our historical consolidated financial statements and the related notes, the combined financial statements and the related notes of our predecessor, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Items 7 and 8 of this Form 10-K. References to our predecessor refer to the pre-K-12 business we acquired from Laureate.

The statement of operations data of our predecessor for the years ended December 31, 2000 and 2001 and the balance sheet data as of December 31, 2000 and 2001 are derived from our unaudited consolidated financial statements that are not included in this Form 10-K. The combined statement of operations data of our predecessor for the year ended December 31, 2002 and balance sheet data as of December 31, 2002 are derived from financial statements audited by Ernst & Young LLP, independent registered public accounting firm, and are included in Item 8 of this Form 10-K.

The unaudited pro forma consolidated statement of operations data for the year ended December 31, 2003 is derived from our unaudited pro forma consolidated statements of income, which are included in Item 7 of this Form 10-K. These pro forma financial statements give effect to our acquisition of the pre-K-12 business acquired from Laureate on June 30, 2003 as if such transaction occurred on January 1, 2003. Our unaudited consolidated pro forma financial data is based on currently available information and is not necessarily indicative of our financial position or results of operations had our acquisition by Apollo taken place on January 1, 2003, nor are they necessarily indicative of future results.

Our consolidated statement of operations data for the year ended December 31, 2004 and our consolidated balance sheet data as of December 31, 2004 and 2003 have been derived from our audited consolidated financial statements included in Item 8 of this Form 10-K which have been audited by Ernst & Young LLP, whose report is included therein.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share and other data)

	Educate		Pro Forma		Predecessor
	2004		2003		2002	2001	2000
			(unaudited)		(1)
Statement of Operations Data:
Years ended December 31,

Revenues:

Learning Centers:
Company-owned centers	$129,908		$117,179		$103,066	$74,286	$58,730
Franchise services	48,877		44,471		42,680	36,692	37,375

Total	178,785		161,650		145,746	110,978	96,105
Institutional Services	118,976		78,843		67,909	70,042	69,345
Online Learning	2,516		1,834		2,656	479	16

Total revenues	300,277		242,327		216,311	181,499	165,466

Costs and expenses:
Instructional and franchise operations costs	214,859		172,134		156,620	135,277	130,047
Marketing and advertising	24,621		19,528		18,918	13,575	11,419
Depreciation and amortization	7,577		6,845		7,898	10,445	7,895
General and administrative expense	13,033		12,691		13,058	12,348	10,802
Non-cash stock compensation expense	8,847		—		—	—	—
Total costs and expenses	268,937		211,198		196,494	171,645	160,163
Operating income	31,340		31,129		19,817	9,854	5,303
Interest expense, net	(8,117)		(13,211)		126	265	(71)
Loss on sale of assets	(170)		(9)		(306)	(961)	(48)
Other financing costs	(5,420)		—		—	—	—

Income before income taxes	17,633		17,909		19,637	9,158	5,184
Income tax expense	(8,466)		(7,181)		(12,781)	(9,267)	(7,944)

Income (loss) from continuing operations	$9,167		$10,728		$6,856	$(109)	$(2,760)

Dividends per common share	$.24
Earnings per share from continuing operations
-basic	$0.24		$0.29
-diluted	$0.23		$0.29
Weighted average common shares outstanding
-basic	38,637		36,800
-diluted	39,847		36,800

Other Operating Data:
Number of Sylvan Learning Territories (5)
Company-owned	111		85		76	54	50
Franchise	738		732		700	685	650
Total	849		817		776	739	700

Number of Sylvan Learning Centers: (2)
Company-owned	163		135		127	90	82
Franchised	896		862		822	810	763
Debt to equity ratio (3)	0.62		1.14
Interest coverage ratio (4)	3.2	x	2.3	x

Balance Sheet Data:
As of December 31,
Cash and cash equivalents	$14,592		$20,226		$4,909	$6,861	$4,217
Working capital	10,802		7,624		5,574	12,101	19,494
Total assets	381,382		362,195		137,966	105,478	111,814
Total long-term debt (including current portion)	122,513		167,865		293	84	172

1)

On January 1, 2002, our predecessor adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized. If Statement No. 142 had been effective beginning January 1, 2000, the reported income from continuing operations would have been approximately $(1.6) million in 2000 and $1.2 million in 2001. See Note 3 to the combined financial statements of our predecessor included in Item 8 of this Annual Report on Form 10-K.

(2)	Number of learning centers at end of respective period.

(3)	Debt to equity ratio is the ratio of outstanding debt to total stockholders’ equity for the respective periods.

(4)	Interest coverage ratio is the ratio of operating income to consolidated interest expense for the respective periods.

(5)	Number of Sylvan Learning territories at end of respective period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related noted to those statements included in Item 8 of this Annual Report on Form 10-K.

For the year ended December 31, 2003, the Company has presented unaudited pro forma consolidated financial results which have been derived from the statement of income of our predecessor (“pre-K-12 business of Laureate”) for the six months ended June 30, 2003 and our statement of income for the period June 30, 2003 (date of inception) through December 31, 2003, adjusted to give effect to the acquisition as if it occurred as of January 1, 2003.

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

Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. The following factors might cause such a difference: the development and expansion of the Sylvan Learning Center franchise system; changes in the relationships among Sylvan Learning Center and its franchisees; the Company’s ability to effectively manage business growth; changes in the Company’s ability to effectively integrate recently acquired companies, increased competition from other educational service providers; changes in laws and government policies and programs; changes in the acceptance of the Company’s services by institutional customers and consumers; changes in customer relationships; the seasonality of operating results; global economic conditions, including interest and currency rate fluctuations, and inflation rates. Additional information regarding these and other risk factors and uncertainties are set forth from time to time in the Company’s filings with the Securities and Exchange Commission, available for viewing on the Company’s website www.educate-inc.com. These forward-looking statements are based on estimates, projections, beliefs and assumptions of management and speak only as of the date made and are not guarantees of future performance.

Overview

We are a leading national provider of tutoring and other supplemental education services to pre-kindergarten through twelfth grade, pre-K-12 students. Serving more than 320,000 students in 2004, we operate through three business segments that offer distinct supplemental education services from which we earn revenues. Through our

Learning Center segment, we deliver diagnostic, prescriptive tutoring programs, principally through a network of 849 territories supporting 1,057 “Sylvan” branded franchised and company-owned learning centers in North America. We also provide tutoring, as well as other supplemental education services and special needs services, to public and private schools through government-funded contracts in our Institutional Services segment under Catapult Learning and other brand names. Our Online Learning Services segment provides tutoring programs modeled after those offered in our Sylvan Learning Centers in a live online environment.

We were formed as a Delaware corporation in March 2003 by affiliates of Apollo Advisors, L.P., to acquire the pre-K-12 education business units of Laureate and Sylvan Ventures, LLC (“Ventures”), one of its subsidiaries. Our acquisition of the pre-K-12 business of Laureate and Ventures was completed on June 30, 2003. The aggregate purchase price was approximately $283 million, consisting of cash, a subordinated note issued to Laureate (which has since been repaid with the proceeds of our new secured credit facility), the surrender of Laureate and Ventures securities held by affiliates of Apollo and a deferred portion of the purchase price of $2.3 million.

On September 20, 2004, the Company sold its ownership interest in Connections Academy, Inc., which operates virtual public and charter schools for K-8 students to an entity controlled by certain of the Company’s investors including its majority shareholder. See the notes to the consolidated financial statements of Educate, Inc. for further information regarding this transaction. As result of the sale, the operations of Connections Academy are classified as discontinued operations.

Simultaneously with the closing of our acquisition by Apollo, our operating company entered into a $130 million secured credit facility with a syndicate of lenders. The secured credit facility consisted of a $110 million term loan facility and a $20 million revolving credit facility.

In April 2004, our operating company entered into a new secured credit facility with a syndicate of lenders. The new secured credit facility consisted of a $170 million term loan facility and a $30 million revolving credit facility. Our operating company borrowed the full $170 million under the term loan facility primarily to repay all amounts outstanding under the subordinated note issued to Laureate in our formation and to refinance borrowings under the old secured credit facility. As of December 31, 2004, we had incurred no borrowings under the revolving credit facility.

Our consolidated financial statements reflect our financial position as of December 31, 2003 and December 31, 2004, and our results of operations and cash flows for the period June 30, 2003 (the date of our inception) to December 31, 2003 and for the year ended December 31, 2004. This Annual Report on Form 10-K also includes the financial statements of our predecessor as of December 31, 2002, and the combined results of its operations and cash flows for the year ended December 31, 2002 and for the six-month period ended June 30, 2003. Educate, Inc. had no operating activity prior to our formation on June 30, 2003. The financial data presented below for periods prior to July 1, 2003 is combined financial data of the pre-K-12 business of Laureate. As used hereafter, “pro forma” or “pro forma consolidated” means that the information presented gives effect to our acquisition of the pre-K-12 business from Laureate on June 30, 2003 as if that transaction had occurred as of January 1, 2003.

For purposes of this management’s discussion and analysis, we compare the combined results of operations of our predecessor for the years ended December 31, 2002 to the unaudited pro forma consolidated results of operations for the year ended December 31, 2003. We also compare our results of operations for the year ended December 31, 2004 to the unaudited pro forma consolidated results of operations for the year ended December 31, 2003. Our pro forma consolidated results of operations for the year ended December 31, 2003 are not comparable in certain respects to the results of operations of our predecessor for the year ended December 31, 2002 as a result of our application of purchase accounting to the assets and liabilities that we acquired. Our operations and our predecessor’s operations were substantially the same during these periods, except for the effects on depreciation, amortization and interest expense resulting from our acquisition of the pre-K-12 business of Laureate and our financing of our formation. Our depreciation and amortization expense will differ from the amounts reported by our predecessor because we recorded our property and equipment and intangible assets at fair value upon the acquisition of our business from our predecessor. In addition, we financed the acquisition of our business by borrowing $167.3 million, whereas our predecessor had insignificant amounts of debt. You should read our “Unaudited Pro Forma Consolidated Statement of Income – Year Ended December 31, 2003” included elsewhere in this Annual Report on Form 10-K for additional information on the effects of our acquisition of the business from our predecessor on our operating results.

Some of the information contained in this section and elsewhere in this Annual Report on Form 10-K includes forward-looking statements. Our historical and expected financial performance is influenced by several important trends.

•	In our Learning Center segment, revenues have increased and are expected to continue to increase due to several factors. Since January 1, 2000, the number of franchised territories has increased by 130 from 608 to 738 at December 31, 2004, contributing to our revenue growth through licensing fees on the sales of franchise territories and increased royalties. In addition, the number of company-owned territories has grown by 62 from 49 to 111 during the same period, principally through the acquisition of franchised territories and, to a lesser extent, the opening of new company-owned territories. We actively seek to increase our revenues in existing territories by focusing on key variables, such as advertising response rates, hourly rates and hours per student. Some of the strategies that we have employed include improving the effectiveness of our advertising message, recommending diagnostic tests in multiple subjects, improving our consultative sales processes, enhancing financing options for our customers and increasing the frequency of sessions to promote more rapid student progress. Additionally, the Company has implemented a strategy to increase the rate of franchise territory acquisitions from its historical rates, resulting in 25 – 30 new acquisitions anticipated in 2005.

•	We have experienced and will continue to experience fluctuations in our same territory sales results. In 2002, in an effort to improve our students’ academic results and increase our revenue and operating profits, we implemented a sales strategy in our company-owned territories to sell multiple programs at higher hourly rates. This strategy, in combination with improved marketing and enhanced financing options for our customers, led to higher same territory revenues in our company-owned territories by significantly increasing average revenues per student despite a decrease in the number of absolute new enrollments per territory. In 2003, we refined this strategy as we worked to achieve the optimal balance between program length and number of new enrollments.

•	In 2004, same territory comparisons were negatively impacted by inflation in media rates that limited planned increases in advertising spending. The 19% media inflation that we encountered in 2004 was driven by a number of factors but primarily caused by record levels of television advertising spending for the national elections and the impact of Olympic advertising during the summer games. Media inflation that limited systemwide increases in advertising spending resulted in a decline in inquiries for the year. The success of conversion rate improvements and increases in student length of stay resulted in improvements in same territory performance in 2004. While addressing fluctuations in same territory revenues, we have focused attention on enhancing operating income in our company-owned territories through improved labor management, cost containment and other operating efficiencies.

•	The combination of our sales strategy and cost management initiatives resulted in a significant increase in operating income and operating margin of our company-owned territories from 2002 to 2004. We expect our franchisees will also adopt our best practices over time, and we expect to receive higher royalties as a result.

•	In our Institutional Services segment, our long-standing relationships with our institutional customers and the expansion of our service offerings have been the key drivers of our revenue growth. Although many of our contracts with institutional customers are school-year contracts subject to annual renewal at the option of the institutional customer, we have had and continue to have high rates of repeat business in this segment. For example, 88% of our top 25 clients based on revenue in our school services business line for the 1998-1999 school year have renewed their contracts in each subsequent year and remain our clients today. These long-standing relationships enable us to market additional services to existing customers without significant incremental sales and marketing expenses. We anticipate that these high levels of contract retention will continue. In addition, in 2002, we launched our Education Station business to provide NCLB supplemental education services to eligible students in school districts. Education Station revenues increased to $27.6 million in 2004. NCLB has allowed us to expand our services to schools and school districts to include the supplemental tutoring aspects of NCLB. We continue to see strong growth opportunities for NCLB services as more states adapt programs and testing standards to address federal requirements.

•	Our total revenues have also increased due to selected acquisitions of businesses in addition to franchised territories. In the Learning Center segment, our May 2000 acquisition of Ivy West Educational Services, Inc. allows us to provide tutoring services for the SAT and other standardized tests to students in their homes and in our Sylvan Learning Centers. In the Institutional Services segment, our October 2003 acquisition of Progressus Therapy, a provider of speech, physical and occupational therapy to special needs students, allows us to extend the breadth of services we provide to our institutional customers. In February 2005, we acquired the stock of Gateway Learning Corporation, which owns the Hooked on Phonics early reading, math and study skills programs. We expect these businesses to contribute to revenue and operating income growth.

•	Our revenue growth has led to growth in our operating income. Our operating margin has also increased as we have increased revenues per student, reduced costs, including those of our Online Learning Services segment, and increased scale. In the future, our operating margin may decline as we acquire franchise territories and recognize the full revenues and cost of these territories on a consolidated basis instead of recognizing franchise royalties alone. In addition, as we introduce new programs, associated startup costs may temporarily depress our operating margin.

•	Our revenues and operating income are characterized by significant seasonal fluctuations. See “Seasonality and Other Quarterly Fluctuations” below.

In order to properly motivate our employees, we have continued the practice of granting options to our key employees. At the time of our formation, we granted options to purchase 3.4 million shares of our common stock to members of our management team and other key employees. During 2004, we granted 604,000 shares of restricted common stock and options to acquire in the aggregate an additional 374,000 shares of common stock at prices less than the estimated fair value of our common stock. Therefore, during 2004 we incurred $8.5 million in non-cash stock compensation expense related to options and restricted stock shares that vested immediately upon issuance. We granted these shares of restricted common stock and options in recognition of the service of members of our management team leading up to the offering. Additionally, in the normal course of business we issued options to employees that will vest over a period of years. The options that vest over time are currently being expensed over the related vesting period which resulted in $.5 million in non-cash stock compensation in 2004. See Notes 9 and 13 to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. We intend to make future grants of stock and stock options to our key employees.

Components of Revenues and Expenses

Revenues.    We operate through three business segments that offer distinct supplemental education services from which we earn revenues. Our Learning Center segment earns revenues principally by tutoring students in our company-owned learning centers and from franchise services fees. Our franchise services revenue consists principally of monthly franchise royalty fees, and also includes licensing fees for the sales of franchise territories, and sales of learning programs and related materials to franchised learning territories. Our Institutional Services segment earns revenue principally from school-year contracts to provide supplemental remedial services to public and non-public schools. Our Online Learning segment earns revenue from the delivery of supplemental education services to students through the Internet. Our revenue recognition policies are discussed more fully in the section below entitled “Critical Accounting Policies and Estimates” and in Note 1 to our consolidated financial statements included elsewhere in this 10-K. In order to provide a more meaningful basis for comparison of same territory growth for our customers in company-owned and franchised territories, we also analyze territory cash receipt growth of our company-owned Sylvan Learning Centers, which is calculated based upon the receipt of payment rather than delivery of services. Accordingly, it is more comparable to growth in franchised same territory royalties, which are based on franchisee cash receipts. We focus primarily on same territory growth as this is the metric that best measures our success in reaching our customers in a specific geographical territory, particularly in light of our emphasis on providing convenient services to our customers which often requires increasing the locations of service delivery and expanding beyond the traditional learning center concept to provide specific instruction in temporary and shared use locations.

Instructional and Franchise Operations Costs.    Our instructional and franchise operations costs include company-owned territory operating costs, principally comprised of labor costs for instructors and center management personnel, facility rent expense and instructional materials and supplies. We also include in this caption the costs of managing our extensive network of franchised territories, which consists principally of labor costs. Instructional costs associated with our Institutional Services and Online Learning Services segments also consist primarily of labor costs to provide our services.

Marketing and Advertising.    We incur significant marketing and advertising costs to market our services to our customers in each segment. These costs are expensed when incurred.

Depreciation and Amortization.    Depreciation and amortization are the expenses we record each period from depreciating our property and equipment over estimated useful lives that range from two to ten years. We also amortize certain intangible assets that we acquired over periods not exceeding five years. Goodwill we recorded upon the acquisition of businesses is not amortized in accordance with accounting principles generally accepted in the United States.

General and Administrative Expenses.    Our general and administrative expenses are general management and related administrative costs that we incur to manage our segments. These costs consist of labor costs associated with our executive, accounting, human resource, legal and information technology staffs. Also included in general and administrative expenses are professional fees, insurance and rent associated with our centralized management functions. We do not allocate our general and administrative expenses to our segments when determining segment profit.

Non-Cash Stock Compensation Expense.    Non-cash stock compensation expense consists of the expense we record in each period for stock-based compensation granted to employees and directors. We calculate the aggregate non-cash stock compensation expense as the difference between the estimated fair value of our common stock at the date of grant and the amount the employees and directors are required to pay for the common stock. We recognize the aggregate amount of expense ratably over the vesting period, or the period the employee or director earns the common stock.

Interest Expense.    Interest expense consists principally of interest expense related to the debt that we incurred after we acquired our predecessor. Our predecessor did not incur significant interest expense as it financed its activities from cash flows from operations and capital contributions from Laureate.

Other Financing Costs.    Other financing costs consist of previously deferred financing costs associated with obtaining debt financing that have been charged to expense upon the refinancing of the related debt or the determination that the debt financing will not be consummated.

Income Tax Expense.    We incur income tax expense related to our consolidated domestic operations and our operations in Europe that are taxed principally in Germany. Our predecessor operated the business comprising the Online Learning Services segment through a subsidiary that filed separate income tax returns. This subsidiary of our predecessor incurred significant operating losses that did not result in recorded income tax benefits for our predecessor because their realization was not reasonably assured. Consequently, the historical results of operations for our predecessor reflects unusually high effective income tax rates. See the notes to the combined financial statements of our predecessor for additional information regarding the computation of our predecessor’s income tax expense.

Loss From Discontinued Operations.    In September 2004, the Company sold its ownership interest in Connections Academy, Inc. to an ownership group including certain of our existing stockholders. Following this sale, we have no ongoing involvement with Connections Academy, other than a customary short-term transition services agreement. Accordingly, we have classified the operating results of Connections Academy as a separate component of our consolidated operating results in our financial statements and the financial statements of our predecessor for all periods presented. See Note 2 to our consolidated financial statements for additional information about Connections Academy and our accounting policies in connection with the sale of this subsidiary.

Seasonality and Other Quarterly Fluctuations

	2004				2003 Pro Forma
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Millions)
Revenues:
Learning Center	$42.8	$49.2	$47.9	$38.9	$38.9	$44.5	$43.4	$34.9
Institutional Services	38.8	37.3	13.8	29.1	20.7	22.7	10.0	25.4
Online Learning Services	0.6	0.8	0.7	0.4	0.5	0.5	0.4	0.4

Total Revenues	$82.2	$87.3	$62.4	$68.4	$60.1	$67.7	$53.8	$60.7
Percentage of revenues (1)	27%	29%	21%	23%	25%	28%	22%	25%
Operating income	$11.0	$8.1	$7.6	$4.6	$5.7	$13.6	$5.5	$6.3
Income from continuing operations	$4.9	$0.5	$1.9	$1.9	$1.4	$6.2	$1.4	$1.7

(1)	Represents percentage of total 2003 pro forma and total 2004 revenues, respectively.

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

First Quarter.    In our Learning Center segment, we experience increased enrollments as a result of the initiation of advertising and increased parental focus on their children’s performance associated with the receipt of academic results from the first part of the school year. Our royalties increase as our franchisees begin to receive advance payment for services to be provided in the summer time period. In our Institutional Services segment, we deliver services under NCLB and other programs during this quarter.

Second Quarter.    In our Learning Center segment, we experience a higher level of revenues as we benefit from our continued investment in advertising, delivery of services in our company-owned territories and increased receipts of franchise royalties due to prepayment for summer programs. In our Institutional Services segment, we complete delivery of our NCLB and other institutional services in conjunction with the ending of the school year.

Third Quarter.    The third quarter marks the peak delivery of services in our Learning Center segment. We recognize revenue as we deliver these services in our company-owned territories. However, with respect to our franchised territories, our royalties decline as the cash receipts our franchisees receive from their customers decline from peak second quarter levels. Due to summer vacation, we do not provide many services in our Institutional Services segment during this period, which results in the lowest segment revenue for the year. However, we gain significant visibility for the upcoming year because the majority of our institutional contracts are renewed during the third quarter.

Fourth Quarter.    In our Learning Center segment, enrollments are at their lowest levels of the year as a result of lower advertising expenditures, students taking a greater number of vacations during the holiday season and parental optimism towards their children’s improved school performance associated with the beginning of a new school year. In addition, we experience lower revenues from franchise royalties in the fourth quarter as a result of prepayments by our franchisees’ customers in earlier quarters. In our Institutional Services segment, we incur significant start-up costs in connection with preparation of our NCLB programs.

Other.    The timing of school year contracts, advertising spending and critical enrollment periods can affect our revenues at any time during the year.

As a result of the foregoing factors, we believe that quarter-to-quarter comparisons of our results of operations may not be a fair indicator and should not be relied upon as a measure of our future performance.

Unaudited Pro Forma Consolidated Statement of Income—Year Ended December 31, 2003

On June 30, 2003, we acquired substantially all of the pre-K-12 business of Laureate, our predecessor. The accompanying unaudited pro forma consolidated statement of income for the year ended December 31, 2003 is derived from our consolidated statement of income for the period from June 30, 2003 (date of inception) through December 31, 2003 and the unaudited combined statement of income of predecessor for the six months ended June 30, 2003, adjusted to give effect to the acquisition as if it occurred as of January 1, 2003. The pro forma adjustments are described below and have been determined in accordance with the regulations of the Securities and Exchange Commission for the presentation of pro forma financial information following a business combination. These adjustments are based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma consolidated statement of income does not purport to represent what the results of operations would actually have been had the acquisition in fact occurred on such date or to project the results of operations for any future date or period. The unaudited pro forma consolidated statement of income should be read in conjunction with the Company’s historical consolidated financial statements and the historical financial statements of the Company’s predecessor included in Item 8 of this Annual Report on Form 10-K.

Unaudited Pro Forma Consolidated Statements of Income

Year Ended December 31, 2003

(Dollar amounts in thousands, except per share data)

	Historical
	Predecessor - Six months ended June 30, 2003	Educate, Inc. - Period from June 30, 2003 through December 31, 2003	Pro Forma Adjustments		Pro Forma Year Ended December 31, 2003
Revenues
Learning Center:
Company-owned centers	$59,789	$57,390	$—		$117,179
Franchise services	23,654	20,817	—		44,471

Total Learning Center	83,443	78,207	—		161,650

Institutional Services	43,418	35,425	—		78,843
Online Learning Services	973	861	—		1,834

Total revenues	127,834	114,493	—		242,327

Costs and expenses
Instructional and franchise operations costs	88,633	83,501	—		172,134
Marketing and advertising	10,337	9,191	—		19,528
Depreciation and amortization	4,221	3,567	(943	)(1),(2)	6,845
General and administrative expenses	6,433	6,258	—		12,691

Total costs and expenses	109,624	102,517	(943)		211,198

Operating income	18,210	11,976	943		31,129

Other income (expense)
Interest expense, net	21	(6,748)	(6,484	)(3)	(13,211)
Loss on sale of assets	(9)	—	—		(9)

Income from continuing operations before income taxes	18,222	5,228	(5,541)		17,909
Income tax expense	(8,943)	(2,056)	3,818	(4)	(7,181)

Income from continuing operations	$9,279	$3,172	$(1,723)		10,728

Income from continuing operations per common share basic and diluted		$0.09			$0.29

Summary of Pro Forma Adjustments

(1)	Adjustment to reduce depreciation expense by $1,020 for the year ended December 31, 2003. This adjustment accounts for the annual effect on depreciation for the revaluation of property and equipment to fair value at the acquisition date, and includes the effects of depreciating property and equipment over shorter lives for the full year in accordance with the depreciation policies of the Company.

(2)	Adjustment to increase amortization expense by $77 for the year ended December 31, 2003. Amortization expense has been adjusted to eliminate amortization expense of $299 for the year ended December 31, 2003 related to intangible assets of the predecessor. In addition, amortization expense was increased by $376 for the year ended December 31, 2003 to provide for the full year effect of amortizing intangibles acquired by the Company on June 30, 2003.

(3)	Adjustment to increase interest expense by $6,484 for the year ended December 31, 2003. To acquire the pre-K-12 business of Laureate, the Company on June 30, 2003 borrowed $110,000 from banks and other lenders, issued a $55,000 note to Laureate, and agreed to a deferred payment to Laureate of $2,300. The interest rates for the above long-term borrowings range from 5.5% to 12% per annum, with a weighted average interest rate of 7.75% per annum. The $55,000 note issued to Laureate in connection with the acquisition bears interest at 12% per annum.

(4)	Adjustment to record pro forma income tax expense related to pro forma adjustments to the estimated effective income tax rate of 40%.

Results of Operations

Comparison of results for the year ended December 31, 2004 to the pro forma results for the year ended December 31, 2003.

	Year Ended December 31
	2004	2003	% Increase (Decrease)
		(Pro Forma)
	(Dollars in Millions)
Revenues
Learning Center:
Franchise services	$44.2	$40.6	9%
Company-owned centers	107.1	98.8	8%
European	27.5	22.3	23%

	178.8	161.7	11%
Institutional Services:
School Services	72.2	70.1	3%
Special Needs	19.2	3.2	500%
NCLB	27.6	5.5	402%

	119.0	78.8	51%
Online Learning Services	2.5	1.8	39%

Total	$300.3	$242.3	24%

	Year Ended December 31
	2004	2003
		(Pro Forma)
Business Metrics
Franchise operating information:
Same territory royalty growth (1)	3%	8%
Same center royalty growth (2)	2%	7%
Company-owned operating information:
Same territory revenue growth (1) (3)	2%	7%
Same center revenue growth (2) (4)	1%	6%
Same territory cash receipt growth (3)	3%	5%
Same center cash receipt growth (4)	3%	4%

	Year Ended December 31
	2004	2003	% Increase (Decrease)
Number of Sylvan Learning Territories (5)
Franchise	738	732	1%
Company-owned	111	85	31%

Total	849	817	4%

Number of Sylvan Learning Centers (6)
Franchise	896	862	4%
Company-owned	163	135	21%

Total	1,059	997	6%

(1)	“Same Territory” amounts, for both company-owned and franchised territories, include the results of territories for the identical months for each period presented in the comparison, commencing with the 13th full month each territory has been operating as either a company-owned or franchised territory, as the case may be. Same territory growth is presented as the aggregate growth for franchised or company-owned territories, as the case may be, during the period. A territory reflects a geographically specified area where an operator controls rights to provide services under the Sylvan franchise agreement.

(2)	“Same Center” amounts, for both company-owned and franchised centers, include the results of centers for the identical months for each period presented in the comparison, commencing with the 13th full month each center has been operating as either a company- owned or franchised center, as the case may be. Same center growth is presented as the aggregate growth for franchised or company-owned centers, as the case may be, during the period.

(3)	Company-owned territories are contractually obligated to pay an 8% royalty to one of our subsidiaries. This revenue is eliminated in consolidation. “Same territory cash receipt growth” of North American company-owned territories represents the change in the amount of cash receipts reported by company-owned same territories in one period as compared with the comparable period in the prior year. Management believes the use of this non-GAAP metric enables a more meaningful comparison of same company-owned territory growth to same franchised territory royalty growth. The difference between same territory revenue growth and same territory cash receipt growth is a change in deferred revenues of 0% and (3%) and the impact of acquisitions of franchised Sylvan Learning Centers of 1% and 1% for the year ended December 31, 2004 and 2003, respectively.

(4)	Company-owned centers are contractually obligated to pay an 8% royalty to one of our subsidiaries. This revenue is eliminated in consolidation. “Same center cash receipt growth” of North American company-owned centers represents the change in the amount of cash receipts reported by company-owned same centers in one period as compared with the comparable period in the prior year. Management believes the use of this non-GAAP metric enables a more meaningful comparison of same company-owned center growth to same franchised center royalty growth. The difference between same center revenue growth and center cash receipt growth is a change in deferred revenues of 1% and (3%) and the impact of acquisitions of franchised Sylvan Learning Centers of 1% and 1% for the year ended December 31, 2004 and 2003, respectively.

(5)	Number of Sylvan Learning territories at period end.

(6)	Number of Sylvan Learning Centers at period end.

Revenues. Our revenue increase was primarily driven by significant growth of the NCLB program ($22.1 million), the acquisition of Progressus Therapy ($16.0 million), expansion of company-owned centers ($8.3 million), and franchised center royalty growth ($3.6 million).

Learning Center—Revenues from company-owned territories increased primarily as a result of the acquisition of 26 company-owned territories, which contributed $5.3 million. Our company-owned same territory revenue growth increased 2% in the year ended December 31, 2004 compared to the same period of 2003. However, we experienced same territory cash receipt growth of 3% during the year ended December 31, 2004, a portion of which was due to the launch of a new third-party financing program during June 2004, which made financing available to a broader range of potential customers. Franchise services revenues increased $3.6 million as a result of the addition of a net six franchised territories and 3% same territory royalty growth.

Franchise and Company-owned centers same territory royalty growth was below historical levels, primarily because our advertising expenditures were less efficient at reaching our target audience due to unexpectedly high media rates. European revenues, reflecting both company-owned center and franchise results, increased $5.2 million due to company-owned center growth of $2.7 million and the effects of a $2.5 million benefit from a favorable foreign currency exchange environment. Revenues for the Learning Center segment represented 60% of our total revenues for the year ended December 31, 2004.

Institutional Services—Revenues increased as a result of significant growth in our NCLB supplemental service program ($22.1 million), which began during the 2002-2003 school year; revenues from our Progressus Therapy special needs business ($16.1 million) which we acquired in October 2003; and 3% growth in our school services business line, the traditional portion of our Institutional Services segment business. Revenues for the Institutional Services segment accounted for 39% of our total revenues for the year ended December 31, 2004.

Online Learning Services—Revenues increased due to higher enrollments in our retail business and the introduction of our institutional service offering. Revenues for the Online Learning Services segment represented less than 1% of our total revenues for the year ended December 31, 2004.

	Year Ended December 31
	2004	2003	% Increase (Decrease)
		(Pro Forma)
	(Dollars in millions)
Segment Operating Costs
Learning Center	$128.9	$116.5	11%
Institutional Services	109.4	72.5	51%
Online Learning Services	7.0	7.8	(10)%

Total Segment Operating Costs	$245.3	$196.8	25%
Segment Profit
Learning Center	$49.8	$45.2	10%
Institutional Services	9.6	6.3	52%
Online Learning Services	(4.5)	(6.0)	(25)%

Total Segment Profit	$54.9	$45.5	21%
Corporate Expenses
Corporate depreciation and amortization expenses	$1.7	$1.7	13%
General administrative expenses	13.0	12.7	2%
Non-cash stock compensation expense	8.8	—	—
Interest expense (net)	9.3	13.2	(30)%
Foreign exchange gains	(1.0)	—	—
Finance charges and other expenses related to refinancing	5.4	—	—
Income tax expense	8.5	7.2	16%

Total Corporate Expenses	45.7	34.8	32%

Income from continuing operations	$9.2	$10.7	(14)%

	Year Ended December 31
	2004	2003
		(Pro Forma)
Segment Profit Margin
Learning Center	28%	28%
Institutional Services	8%	8%
Online Learning Services	(180)%	(333)%

Segment Operating Costs. Segment operating costs increased primarily due to the delivery of NCLB services, the acquisition of Progressus Therapy and the expansion of company-owned Learning Center territories.

Learning Center—Segment operating costs remained constant at 72% of operating revenue for the year ended December 31, 2004 and 2003. Reduced labor costs in our company-owned territories were offset by the additional costs associated with operating and integrating the additional company-owned territories in the fourth quarter of 2004. Company-owned territory expenses increased $7.6 million due primarily to instructional costs associated with 26 additional company-owned territories. European expenses related to Schülerhilfe increased by $4.0 million, related to $2.3 million in higher costs to support revenue growth and an unfavorable impact of $1.7 million from foreign currency exchange rate movements.

Institutional Services—Costs increased primarily due to the expansion of our new NCLB business and the acquisition of Progressus Therapy. Segment operating costs as a percentage of segment revenue remained constant at 92% for the years ended December 31, 2004 and 2003.

Online Learning Services—The decline in segment operating costs was a result of an operating plan to improve performance of the segment implemented in April 2003. Pursuant to the plan, we temporarily enrolled fewer students in our online business programs, which enabled us to reduce eSylvan’s full time work force by 33%. We also redeployed capital to develop new software applications and to improve certain operational processes as we plan to further integrate eSylvan through our Learning Center and Institutional Services businesses in 2005.

Segment Profit Margin. Learning Center segment profit margins remained constant in comparison to the prior year at 28%. Institutional Services segment profit margins remained constant in comparison to the prior year at 8%. The reduction in the Online Learning Services operating loss reflects the effect of our operating plan, which led to an improvement in loss margins from (333%) to (180%) in that segment.

Corporate Expenses. Corporate expenses increased in 2004 primarily due to non-cash stock compensation expense of $8.8 million related to restricted common stock and options granted to employees and directors to purchase common stock at prices less than the estimated fair value of our common stock. Net interest expense in 2004 declined $3.9 million, primarily as a result of refinancing the senior term loan and repayment of the subordinated note payable to Laureate. Upon replacement of the senior term loan, $5.4 million of previously capitalized debt issuance costs and other financing costs related to terminated financing transaction were expensed. Foreign exchange gains of $1.0 million in 2004 were due to the settlement or remeasurement of long-term obligations of our German subsidiary that were denominated in dollars. Income from continuing operations decreased in the 2004 period due to increased segment profits offset by increases in non-recurring corporate expenses. Our effective income tax rate was 48% for the year ended 2004 compared to 40% for the year ended 2003 due to permanent differences between income tax and financial reporting amounts of non-cash stock compensation. We expect the effective tax rate to be approximately 38% in 2005.

Comparison of pro forma results for the year ended December 31, 2003 to the predecessor results for the year ended December 31, 2002.

	Year Ended December 31
	2003	2002	% Increase (Decrease)
	(Pro Forma)	(Predecessor)
	(Dollars in millions)
Revenues
Learning Center:
Franchise services	$40.6	$39.5	3%
Company-owned centers	98.8	88.9	11%
European	22.3	17.3	29%

	161.7	145.7	11%
Institutional Services:
School Services	70.1	67.9	3%
Special Needs	3.2	—	—
NCLB	5.5	—	—

	78.8	67.9	16%
Online Learning Services	1.8	2.7	(33)%

Total	$242.3	$216.3	12%

	Year Ended December 31
	2003	2002
	(Pro Forma)	(Predecessor)
Business Metrics
Franchise operating information:
Same territory royalty growth (1)	8%	17%
Same center royalty growth (2)	7%	17%
Company-owned operating information:
Same territory revenue growth (1) (3)	7%	18%
Same center revenue growth (2) (4)	6%	13%
Same territory cash receipt growth (3)	5%	23%
Same center cash receipt growth (4)	4%	20%

	Year Ended December 31
	2003	2002	% Increase (Decrease)
	(Pro Forma)	(Predecessor)
Number of Sylvan Learning Territories (5)
Franchise	732	700	5%
Company-owned	85	76	12%

Total	817	776	5%
Number of Sylvan Learning Centers (6)
Franchise	862	822	5%
Company-owned	135	127	6%

Total	997	949	5%

(1)

“Same Territory” amounts, for both company-owned and franchised territories, include the results of territories for the identical months for each period presented in the comparison, commencing with the 13th full month the territory has been operating as either a company-owned or franchised territory, as the case may be. Same territory growth is presented as the aggregate growth for franchise d or company owned territories, as the case may be, during the period. A territory reflects the geographically specified area where an operator controls rights to provide services under the Sylvan franchise agreement.

(2)	“Same Center” amounts, for both company-owned and franchised centers, include the results of centers for the identical months for each period presented in the comparison, commencing with the 13th full month the center has been operating as either a company- owned or franchised center, as the case may be. Same center growth is presented as the aggregate growth for franchised or company-owned centers, as the case may be, during the period.

(3)	Company-owned territories are contractually obligated to pay an 8% royalty to one of our subsidiaries. This revenue is eliminated in consolidation. “Same territory cash receipt growth” of North American company-owned territories represents the change in the amount of cash receipts reported by company-owned same territories in one period as compared with the comparable period in the prior year. Management believes the use of this non-GAAP metric enables a more meaningful comparison of same company-owned territory revenue growth to same franchised territory royalty growth. The difference between same territory revenue growth and same territory cash receipt growth is a change in deferred revenues of (3%) and 1% and the impact of acquisitions of franchised Sylvan Learning Centers of 1% and 4% for the year ended December 31, 2003 and 2002, respectively.

(4)	Company-owned centers are contractually obligated to pay an 8% royalty to one of our subsidiaries. This revenue is eliminated in consolidation. “Same center cash receipt growth” of North American company-owned centers represents the change in the amount of cash receipts reported by company-owned same centers in one period as compared with the comparable period in the prior year. Management believes the use of this non-GAAP metric enables a more meaningful comparison of same company-owned center growth to same franchised center royalty growth. The difference between same center revenue growth and same center cash receipt growth is a change in deferred revenues of (4%) and 3% and the impact of acquisitions of franchised Sylvan Learning Centers of 2% and 4% for the year ended December 31, 2003 and 2002, respectively.

(5)	Number of Sylvan Learning territories at period end.

(6)	Number of Sylvan Learning Centers at period end.

Revenues. Revenue increases were primarily driven by acquisitions of previously franchised Sylvan Learning territories; same territory revenue growth in the Learning Center business; and the initiation of new NCLB service programs.

Learning Center—During 2003, revenues from company-owned territories increased due to the acquisition of nine territories from franchisees ($1.8 million) and same territory revenue growth of 7% ($4.2 million). Franchise services revenues increased as a result of 32 additional franchised territories ($1.8 million) and 8% same territory royalty growth ($1.9 million), primarily a result of an increase in the number of students and higher revenues per student. This franchise services growth was offset by a reduction in product sales of $2.6 million due to timing of franchise program releases. European revenues, reflecting both company-owned centers and franchise results, increased due to company-owned center growth and the effects of a $3.7 million benefit from favorable foreign currency exchange rate movement. The same center revenue growth was driven by the success of our advertising campaign and enhanced financing options in conjunction with the implementation of our sales strategy at the beginning of 2002. Franchise services revenues increased as a result of 32 additional franchised territories and 17% franchised same territory royalty growth.

Institutional Services—During 2003, revenues increased as a result of significant growth in our NCLB supplementary service program ($5.5 million), which began in the 2002-2003 school year, the acquisition of Progressus Therapy ($3.2 million) in October 2003 and modest growth in our school services program.

Online Learning Services—During 2003, revenues decreased due to the operating plan implemented in April 2003. The initial rollout of eSylvan occurred in 2001 and initial growth rates in 2002 were strong but do not allow for a meaningful comparison.

	Year Ended December 31		% Increase (Decrease)
	2003	2002
	(Pro Forma)	(Predecessor)
Segment Operating Costs
Learning Center	$116.5	$108.7	7%
Institutional Services	72.5	58.6	24%
Online Learning Services	7.8	14.9	(48)%

Total Segment Operating Costs	$196.8	$182.2	8%
Segment Profit
Learning Center	$45.2	$37.0	22%
Institutional Services	6.3	9.3	(32)%
Online Learning Services	(6.0)	(12.2)	51%

Total Segment Profit	$45.5	$34.1	33%
Corporate Expenses
Corporate depreciation and amortization expenses	$1.7	$1.2	25%
General and administrative expenses	12.7	13.1	(3)%
Interest expense (net)	13.2	(0.1)	—
Finance charges and other expenses	—	0.2	—
Income tax expense	7.2	12.8	(43)%

Total Corporate Expense	34.8	27.2	28%

Income from continuing operations	$10.7	$6.9	55%

Segment Profit Margin
Learning Center	28%	25%
Institutional Services	8%	14%
Online Learning Services	(333)%	(452)%

Segment Operating Costs. Segment operating costs increased primarily due to the revenue growth generated by the expansion of the business.

Learning Center—Segment operating costs represented 72% of segment revenue for 2003, compared to 75% for 2002. Company-owned territory costs increased over the period primarily due to expenses incurred related to the additional franchised territories acquired and costs associated with servicing higher revenues at existing company-owned territories. Franchise services expenses decreased $1.2 million in 2003 primarily related to lower education product costs of $2.1 million offset by an increase of $0.9 million related to services needed to support the expanding franchise network. European expenses related to Schülerhilfe increased by $4.3 million in 2003 due to increased marketing and sales costs and $3.1 million of increases were due to foreign exchange rate movements.

Institutional Services—Segment operating costs increased to 92% of segment revenue for 2003, compared to 86% in 2002. This 2003 increase was primarily due to the acquisition and transition of Progressus Therapy ($3.1 million) and costs incurred related to start-up, development, marketing and training for the NCLB business ($7.8 million).

Online Learning Services—Segment operating costs decreased for 2003 as a result of the operating plan implemented in 2003. A charge of $0.4 million for severance costs was recorded in 2003 in connection with this plan.

Segment Profit Margin. The Learning Center margin improvement over the period from 25% in 2002 to 28% in 2003 was due primarily to a significant improvement in company-owned center performance. Institutional Services margins declined from 14% in 2002 to 8% in 2003 primarily as a result of costs of $7.8 million associated with the start-up and marketing of NCLB programs during 2003. Online Learning Services operating losses as a percentage of revenues declined significantly over the period as the costs of developing the business were incurred primarily in 2001 and 2002.

Corporate Expenses. As a percentage of operating revenues, general and administrative expenses decreased to 6% in 2003, compared to 7% in 2002, as a result of administrative cost control even as total revenues are increasing significantly. Interest expenses increased by $13.3 million for the year ended 2003 compared to the year ended 2002, primarily due to interest costs related to the financing of our formation. Our effective tax rate was 40% in 2003 and 65% in 2002. Our predecessor operated the business comprising the Online Learning Services segment through a subsidiary that filed separate income tax returns. This subsidiary incurred significant operating losses that did not result in recorded income tax benefits because their realization was not reasonably assured, and the effect of this organizational structure resulted in unusually high effective income tax rates for the periods our business was operated by our predecessor. See the notes to the combined financial statements of our predecessor for additional information regarding the computation of our predecessor’s income tax expense.

Liquidity and Capital Resources

	Year Ended December 31, 2004	Period from June 30, 2003 (date of inception) through December 31, 2003
	(in Millions)
Beginning cash balance	$20.3	$—
Operating activities—continuing operations	25.4	8.5
Operating activities—discontinued operations	(1.9)	(3.7)
Investing activities	(19.3)	(117.3)
Financing activities	(9.9)	132.4
Effect of exchange rates	—	0.4

Ending cash balance	$14.6	$20.3

Historically, we have generated significant cash flows from our operations which have allowed us to meet our working capital needs and fund the cash we require to make investments in property and equipment, open new company-owned territories, and acquire franchised learning territories and other businesses. More recently, the cash flows we have generated from operations and our recent common stock offering have also been used to service debt we incurred in June 2003 and refinanced in April 2004.

Our working capital requirements are favorably impacted by the fact that in our largest segment, the Learning Center segment, our operations generate positive working capital even during growth periods. The learning center business has the favorable working capital attribute that parents must pay in advance of service. Therefore, company-owned territories have the benefit of customer prepayment and we receive royalty payments from franchisees based upon the territories net cash collected in the prior month. Our working capital needs are greater in our Institutional Services segment because our customers are principally public school districts that pay us in arrears, often 60 days or longer after we perform our services. As our revenues in the Institutional Services segment increase as a result of the expected expansion of our NCLB business, our working capital requirements will also increase to fund the seasonal growth of accounts receivable.

For the years ended December 31, 2004, and the period from June 30, 2003 through December 31, 2003, our cash flows from continuing operations were $25.4 million and $8.5 million respectively. The increase of $16.9 million was attributed primarily to an increase in income from continuing operations before non-cash charges of $27.1 million from $9.1 million to $36.2 million for the year ended December 31, 2004. The increase was offset by a decrease in working capital. The reported income from continuing operations for year ended December 31, 2004 included significant non-cash elements such as non-cash compensation of $8.8 million, other financing costs of $5.7 million, deferred income taxes of $4.9 million, bad debt expense of $1.1 million and depreciation and amortization of $7.5 million. The working capital decrease consisted primarily of increases in accounts receivable of $2.3 million and decrease of accounts payable and accrued expenses of $6.2 million.

Our investing activities have historically consisted of investments in property and equipment and acquisitions of franchised learning territories and other businesses. Our ability to make future acquisitions and investments in property and equipment will be dependent on the cash flows we generate from our operations and our ability to obtain additional capital.

In connection with our inception on June 30, 2003, we used $110.8 million of cash to acquire the pre-K-12 business from Laureate. During the year ended December 31, 2004, we invested an additional $8.3 million in acquired businesses, primarily center acquisitions, and $8.7 million in property and equipment to meet the needs of our expanding operations.

We financed the cash component of the purchase price from borrowings on our $110.0 million credit facility and $30.0 million of capital from our investors. On April 27, 2004, we refinanced the borrowings under our credit facility and the subordinated note we issued to Laureate in connection with the acquisition of the pre-K-12 business from the proceeds of a new seven-year, $170 million term loan. Borrowings under the term loan and a $30.0 million revolving credit facility bear interest at a rate of LIBOR plus 2.5%, subject to rate reductions tied to reduced leverage ratios. As of December 31, 2004, we had no borrowings under the revolving credit facility. In June 2004, we declared and paid a dividend to our common stockholders in the amount of $9.0 million.

On September 23, 2004, we sold 5 million shares of common stock in an initial public offering at $11.00 per share. Proceeds received, net of costs of issuance, were $47.7 million. Immediately upon receipt of these proceeds, we repaid outstanding debt in the amount of $50.0 million under our current credit facility.

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

Contingent Matters

The following tables reflect our contractual obligations and other commercial commitments as of December 31, 2004:

	Payments Due by Period
	Total	2005	2006-2007	2008-2009	2010 and after
	(In Thousands)
Contractual Obligations
Long-term debt	$122,513	$2,102	$3,898	$3,321	$113,192
Operating leases	38,465	13,463	15,593	6,479	2,930
Shared services agreement	825	550	275

Total Contractual Cash Obligations	$161,803	$16,115	$19,766	$9,800	$116,122

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	2005	2006-2007	2008-2009	2010 and after
	(In Thousands)
Contractual Obligations
Guarantees	$244	$244	$—	$—	$—
Standby Letters of Credit	$830	—	—	830	—

Total Commercial Commitments	$1,074	$244	$—	$830	$—

We have guaranteed certain bank loans of franchisees related to financing the purchase of educational programs and other purchased instructional material. Of the $800,000 of available credit under this program, $244,000 was outstanding at December 31, 2004. These guarantees are secured by the assets of the business of the individual franchisee utilizing this financing arrangement.

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

Our significant accounting policies are described in Note 1 to our consolidated financial statements. The following discussion addresses our critical accounting policies, which are those that require management’s most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

Learning Center

Revenues from our Learning Center segment consist predominately of fees we earn from providing educational services to students through company-owned learning centers and royalties we collect from our franchised learning centers.

Fees for the services we provide in company-owned centers are based on the number and type of sessions that students purchase, and we recognize these fees as we deliver the sessions. Students often prepay us for multiple sessions that they purchase, and we record any undelivered sessions as deferred revenue. These prepayments are refunded if at a later date the student notifies us that the prepaid sessions will not be used.

Franchisees pay us a monthly royalty fee based on their cash receipts, which are based on the number and type of sessions that students purchase. We recognize these fees in the month they are earned if collectibility is reasonably assured. At the end of each month, we make estimates of royalties earned based on periodic business updates from our franchisees and extensive historical data we maintain of monthly royalties reported by each franchised learning center. We record these royalties as revenue and accounts receivable at each balance sheet date and later make adjustments to the actual amounts when officially reported by our franchisees, generally within fifteen days after the month earned.

Institutional Services

Revenues from our institutional services segment consist principally of revenues from arrangements with school districts receiving funds under federal and state-based programs to provide supplemental education services. These arrangements typically have terms of one year or less. For arrangements that specify a fixed fee per student for services over a stated period, we recognize revenue ratably over the contractual service period, because our services are provided in approximately equal proportions over the contract term. Other arrangements in this segment provide for fees payable to us for services on an hourly basis at a specified hourly rate. We recognize revenue under these arrangements as we deliver the services.

Allowance for Doubtful Accounts

Our assets include receivables from franchisees related to royalties and product sales which are collected typically in less than one month and receivables from schools districts which typically have a collection cycle in excess of 60 days. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We calculate the allowance based on a specific analysis of past due balances and also consider historical trends of write-offs. We review our past due balances monthly and write off those that are deemed uncollectable. Actual collection experience has not differed significantly from our estimates, due primarily to credit and collections practices and the financial strength of our customers. Accounts and notes receivable balances due from franchisees are secured by the assets of the franchisee’s business. Other accounts receivable balances, primarily due from governmental agencies, are not collateralized.

Amortization of Intangibles and Indefinite Lived Assets

At December 31, 2004, our total assets included approximately $291.8 million of goodwill and other intangible assets, representing approximately 148% of our net assets. We recorded approximately $267.4 million of goodwill and other intangible assets resulting from our acquisition of the pre-K-12 business of Laureate on June 30, 2003.

Our intangible assets include $214.4 million of franchise rights and tradenames that have an indefinite life. We determined that these assets have an indefinite life because there are no significant legal, regulatory, or contractual provisions that limit the useful life. In addition, we determined that the effects of obsolescence, demand, competition, and other economic factors are not factors that are expected to significantly affect the useful life of the assets. Our Sylvan franchise license agreements license to each franchisee the exclusive right to operate Sylvan Learning Center in a specified territory for an initial term of ten years. The franchise license agreements are known as “evergreen” agreements, because each franchisee may renew its license for no additional fee for consecutive ten-year terms. The franchisee may also transfer the license to a third-party with our consent, which may not be unreasonably withheld, for a nominal fee. We are not aware of any franchise license agreement that was not renewed on the renewal date, and, historically, the average failure rate of our franchisees has been less than 1% per year. Because of the evergreen provisions of our franchise license agreements, our substantial experience with renewals, and the very low failure rate associated with our franchisee population, we have determined that the life of our franchise license agreements is indefinite.

Intangible assets with indefinite lives are not amortized, but rather are tested for impairment annually on October 1 of each year, and whenever an impairment indicator is identified. The impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference, and the intangible asset is then carried at its new fair value. Fair value is determined using estimates of discounted cash flows. The fair values of our Sylvan Learning Center franchise rights and tradenames are determined based on estimates of future royalties that we expect to receive from the franchised learning centers we acquired on June 30, 2003, discounted using the rate of return required for investments of like risk. Estimates of future royalties that we will earn likely will change over time as we perform our impairment assessments. Even if the estimate of future royalties does not decrease, the fair value of these assets may be adversely affected by increases in interest rates and the applicable discount rate. In addition, if we experience unexpected franchisee attrition, we may determine that our Sylvan franchise license rights do not have an indefinite life and should be subsequently amortized over their remaining estimated useful life.

At December 31, 2004, we had $69.1 million of goodwill. Goodwill is initially measured as the excess of the cost of a business we acquired over the fair value of the identifiable net assets. We do not amortize goodwill, but rather review its carrying value for impairment annually on October 1 of each year, and whenever an impairment indicator is identified. The goodwill impairment test involves a two-step approach. Under the first step, we determine the fair value of each reporting unit to which goodwill has been assigned. The reporting units for purposes of the impairment test are our major operating subsidiaries, as these are the components of the business for which discrete financial information is available and our segment managers regularly review the operating results of those components. We estimate the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows, and then compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The implied fair value of goodwill is then compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we recognize an impairment loss equal to the difference.

Currently, 86% of our goodwill is included in our Learning Center segment, which is our most profitable and stable reporting segment. If the estimated cash flows from the reporting units comprising our Learning Center segment were to decline, due to the effects of increased competition or reduced demand or other factors, we could incur a material goodwill impairment charge.

New Accounting Pronouncements

In December 2004 the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005, which is the date that the Company expects to adopt the standard. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt the provisions of Statement 123(R) on July 1, 2005, using the modified prospective method. Unvested stock-based awards issued prior to May 14, 2004 and disclosed in the financial statements using the minimum value method (rather than the estimated fair value using the Black-Sholes option pricing model), will be accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Awards issued after May 14, 2004 and through June 30, 2005 which have not vested will be accounted for at the date of adoption using the same estimate of the grant-date fair value disclosed in the historical financial statements. See also Note 1, Stock-Based Compensation.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, recognizes no compensation cost when employee stock options are granted with exercise prices equal to the market price of the shares on the date of grant. Accordingly, the adoption of Statement 123(R)’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on our financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend significantly on levels of share-based payments granted in the future.

Cash retained as a result of excess tax benefits relating to share-based payments will be presented in the statement of cash flows as financing cash inflows. Previously, the cash retained from excess tax benefits was presented in operating cash flows along with other tax cash flows.

Item 7A.	Quantitative and Qualitative Disclosure of Market Risk

We are exposed to certain market risks, which exist as part of our ongoing business operations. We use derivative financial instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note 1 within Notes to Consolidated Financial Statements for further information on accounting policies related to derivative financial instruments.

Foreign Currency Risk

In 2004, approximately 10% of our revenues were derived from customers outside the United States. Most of this business is transacted through international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize our exchange rate exposure to operating margins. A hypothetical 10% adverse change in average annual foreign currency movements would have decreased both net income and cash flows for the twelve months ended December 31, 2004 by $0.4 million. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. We generally view our investment in foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on our net investment in foreign subsidiaries are reflected in other comprehensive income (loss). A hypothetical 10% average change in depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in our net investment in foreign subsidiaries of approximately $2.1 million at December 31, 2004.

Interest Rate Risk

We hold cash and cash equivalents in high quality, short-term, fixed income securities. Consequently, the fair value of our cash and cash equivalents would not be significantly impacted by either a 100 basis point increase or decrease in interest rates.

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing and future issuance of variable rate debt. Primary exposures include movements in U.S. Treasury rates, London Interbank Offered Rates (LIBOR) and commercial paper. We currently have interest rate swaps in place to reduce interest rate volatility associated with our secured credit facility, and to achieve a desired proportion of variable versus fixed rate debt.

Note 6 of the Notes to Consolidated Financial Statements of Educate, Inc. provides information on our significant indebtedness. The total notional amount of interest rate swap at December 31, 2004 was $50.0 million, representing a settlement asset of $0.3 million. Assuming average variable rate debt levels, a one percentage point increase in interest rates would have increased interest expense by approximately $0.7 million in the twelve months ended December 31, 2004 and $0.4 million in the six-month period ended December 31, 2003.

All the potential impacts noted above are based on sensitivity analysis performed on our financial position at December 31, 2004. Actual results may differ materially.

Item 8.	Financial Statements and Supplementary Data

INDEX TO THE FINANCIAL STATEMENTS

Page
EDUCATE, INC.
Report of Independent Registered Public Accounting Firm	41
Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003	42
Consolidated Statements of Income for the year ended December 31, 2004 and the period from June 30, 2003 (date of inception) through December 31, 2003	44
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2004 and the period from June 30, 2003 (date of inception) through December 31, 2003	45
Consolidated Statements of Cash Flows for the year ended December 31, 2004 and the period from June 30, 2003 (date of inception) through December 31, 2003	46
Notes to Consolidated Financial Statements	47

LAUREATE PRE-K-12 BUSINESS (PREDECESSOR)
Report of Independent Registered Public Accounting Firm	69
Combined Balance Sheet as of December 31, 2002	70
Combined Statements of Income for the year ended December 31, 2002 and the six months ended June 30, 2003	71
Combined Statements of Owner’s Equity for the year ended December 31, 2002 and the six months ended June 30, 2003	72
Combined Statements of Cash Flows for the year ended December 31, 2002 and the six months ended June 30, 2003	73
Notes to Combined Financial Statements	74

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Educate, Inc.

We have audited the accompanying consolidated balance sheets of Educate, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2004 and the period from June 30, 2003 (date of inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Educate, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the year ended December 31, 2004 and the period from June 30, 2003 (date of inception) through December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/S/ Ernst & Young LLP

Baltimore, Maryland

March 14, 2005

Educate, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$14,592	$20,226

Receivables:
Accounts receivable	43,541	42,664
Notes receivable	140	732

	43,681	43,396
Allowance for doubtful accounts	(3,952)	(4,237)

	39,729	39,159

Inventory	2,891	920
Prepaid expenses and other current assets	2,728	1,791
Deferred income taxes	3,234	—
Assets of discontinued operations held for sale	—	6,050

Total current assets	63,174	68,146

Property and equipment:
Furniture and fixtures	4,392	3,791
Education materials	4,225	2,346
Computer equipment and software	8,282	5,598
Leasehold improvements	8,516	6,175

	25,415	17,910
Accumulated depreciation and amortization	(10,366)	(3,148)

	15,049	14,762

Intangible assets:
Goodwill	69,110	50,370
Tradenames	132,425	131,737
Franchise license rights	86,000	88,556
Other intangible assets	4,898	1,199

	292,433	271,862
Accumulated amortization	(678)	(220)

	291,755	271,642
Other assets	11,404	7,645

Total assets	$381,382	$362,195

See notes to consolidated financial statements.

Educate, Inc.

Consolidated Balance Sheets (continued)

(Dollar amounts in thousands)

	December 31,
	2004	2003
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$16,193	$20,886
Accrued compensation and related benefits	13,330	11,006
Income taxes payable	822	224
Current portion of long-term debt	2,102	8,301
Deferred income taxes	—	243
Deferred revenue	19,925	17,791
Liabilities of discontinued operations held for sale	—	2,071

Total current liabilities	52,372	60,522

Long-term debt, less current portion	120,411	159,564
Other long-term liabilities	2,495	202
Deferred income taxes	8,403	—

Total liabilities	183,681	220,288
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.01, 55,000,000 shares authorized, 42,585,019 and 36,800,000 shares issued and outstanding as of December 31, 2004 and 2003, respectively	426	368
Additional paid-in capital	191,002	137,336
Retained earnings	2,807	1,701
Accumulated other comprehensive income	3,466	2,502

Total stockholders’ equity	197,701	141,907

Total liabilities and stockholders’ equity	$381,382	$362,195

See notes to consolidated financial statements.

Educate, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2004	Period from June 30, 2003 (date of Inception) through December 31, 2003
Revenues
Learning Center:
Company-owned centers	$129,908	$57,390
Franchise services	48,877	20,817

Total Learning Center	178,785	78,207

Institutional Services	118,976	35,425
Online Learning Services	2,516	861

Total revenues	300,277	114,493

Costs and expenses
Instructional and franchise operations costs	214,859	83,501
Marketing and advertising	24,621	9,191
Depreciation and amortization	7,577	3,567
General and administrative expenses	13,033	6,258
Non-cash stock compensation expense (* see detail below)	8,847	—

Total costs and expenses	268,937	102,517

Operating income	31,340	11,976

Other income (expense)
Interest income	497	219
Foreign exchange gains	994	—
Interest expense	(9,778)	(6,967)
Other financing costs	(5,420)	—

Income from continuing operations before income taxes	17,633	5,228
Income tax expense	(8,466)	(2,056)

Income from continuing operations	9,167	3,172
Loss from discontinued operations, net of income tax benefit of $1,529 in 2004 and $791 in 2003	(2,838)	(1,471)
Gain on disposal of discontinued operations, net of income tax expense of $51 in 2004	83	—

Net income	$6,412	$1,701

Dividends per common share	$0.24	$—
Earnings per common share—basic
Income from continuing operations	$0.24	$0.09
Loss from discontinued operations	$(0.07)	$(0.04)

Net income	$0.17	$0.05

Earnings per common share—diluted
Income from continuing operations	$0.23	$0.09
Loss from discontinued operations	$(0.07)	$(0.04)

Net income	$0.16	$0.05

*Composition of stock compensation:
Instructional and franchise operations costs	$788	$—
General and administrative expenses	$8,059	$—

Total	$8,847	$—

See notes to consolidated financial statements.

Educate, Inc.

Consolidated Statement of Stockholder’s Equity

(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Issuance of 36,800,000 shares of common stock upon formation for cash of $30,000 and debt securities of $107,703	$368	$137,336	$—	$—	$137,704
Comprehensive income:
Net income for the period			1,701		1,701
Other comprehensive income:
Change in fair value of derivative financial instrument, net of tax of $(77)				(125)	(125)
Foreign currency translation adjustment				2,627	2,627

Total comprehensive income	—	—	1,701	2,502	4,203

Balance at December 31, 2003	368	137,336	1,701	2,502	141,907
Options exercised for purchase of 182,583 shares of common stock, including income tax benefit of $126	2	802			804
Issuance of 604,000 shares of restricted stock to employees for cash and services	6	7,598			7,604
Issuance of 5,000,000 shares of common stock (less direct costs of issuance of $7,317)	50	47,633			47,683
Issuance of options to purchase common stock to employees and directors		1,327			1,327
Cash dividends to stockholders		(3,694)	(5,306)		(9,000)
Comprehensive income:
Net income for 2004			6,412		6,412
Other comprehensive income:
Change in fair value of derivative financial instrument, net of tax of $185				303	303
Foreign currency translation adjustment, net of tax of $410				661	661

Total comprehensive income	—	—	6,412	964	7,376

Balance at December 31, 2004	$426	$191,002	$2,807	$3,466	$197,701

See notes to consolidated financial statements.

Educate, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year Ended December 31, 2004	Period from June 30, 2003 (date of inception) through December 31, 2003
Operating activities
Income from continuing operations	$9,167	$3,172
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation	7,128	3,249
Amortization	449	318
Bad debt expense	808	1,101
Deferred income taxes	4,858	869
Non-cash stock compensation	8,847	—
Other financing costs	5,747	337
Gain on foreign currency	(994)	—
Other non-cash items	203	78
Changes in operating assets and liabilities:
Receivables	(2,285)	(2,030)
Prepaid expenses and other current assets	(1,105)	(3,274)
Inventory	(1,964)	631
Accounts payable, accrued expenses, and other current liabilities	(8,489)	8,460
Income taxes payable	213	131
Deferred revenue	2,070	(3,643)
Accrued compensation and related benefits	2,323	1,524
Other assets	(1,610)	(2,444)

Net cash provided by continuing operations	25,366	8,479

Loss from discontinued operations	(2,755)	(1,471)
Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
Gain on disposal of discontinued operations	(83)	—
Changes in operating assets and liabilities	642	(2,358)
Depreciation and other non-cash items	301	167

Net cash used in operations of discontinued operations	(1,895)	(3,662)

Net cash provided by operating activities	23,471	4,817

Investing activities
Cash paid for acquired pre-K-12 business, net of cash acquired (including acquisition costs of $176 in 2004 and $4,491 in 2003)	(492)	(110,825)
Cash paid for acquired businesses, net of cash acquired (including acquisition costs of $185 in 2004 and $292 in 2003)	(8,338)	(4,586)
Proceeds from sale of discontinued operations	2,166	—
Cash paid for other intangibles	(3,699)	—
Purchase of property and equipment	(7,731)	(3,736)
Change in other assets	(1,140)	1,819

Net cash used in investing activities	(19,234)	(117,328)

Financing activities
Proceeds from exercise of options	678	—
Issuance of common stock upon formation	—	30,000
Proceeds from issuance of common stock, less cash paid for direct costs of issuance of $7,317	47,689	—
Deferred financing costs	(3,574)	(3,705)
Cash received upon issuance of debt	170,000	110,000
Dividends paid	(9,000)	—
Payments on debt	(216,558)	(3,927)
Change in other long-term liabilities	820	—

Net cash (used in) provided by financing activities	(9,945)	132,368

Effect of exchange rate changes on cash	40	403

Net change in cash and cash equivalents	(5,668)	20,260
Cash and cash equivalents at beginning of period	20,260	—

Cash and cash equivalents at end of period	$14,592	$20,260

Included in balance sheet caption:
Cash and cash equivalents	14,592	20,226
Assets in discontinued operations held for sale	—	34

Supplemental Cash Flow Information
Interest paid	$13,372	$2,498
Income taxes paid	343	—

See notes to consolidated financial statements.

Educate, Inc.

Notes to Consolidated Financial Statements

(Dollar amounts in thousands, except per share data)

1.	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Educate, Inc. and subsidiaries (the “Company”) is a national provider of tutoring and other supplemental education services to pre-kindergarten through twelfth grade, or pre-K-12, students. The Company operates through three business segments summarized as follows:

•	The Learning Center segment develops and delivers trusted, personalized tutoring programs through a network of 1,057 franchised and company-owned learning centers in 849 geographical territories in North America operated under the Sylvan brand name, and 964 European franchised and company-owned learning centers operated under the Schulerhilfe brand name.

•	The Institutional Services segment provides tutoring, as well as other supplemental education services and special-needs services, to eligible students of public and private schools through government-funded contracts under the Catapult Learning and other brand names.

•	The Online Learning Services segment provides live online tutoring programs modeled after those offered in Sylvan Learning Centers. These online services are delivered using an Internet-based application that enables teachers and students to speak and interact on the computer monitor in real time over a dial-up or broadband connection.

Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position, results of operations and cash flows of the Company prepared in accordance with U.S. generally accepted accounting principles. The Company’s management has made estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company was formed by an investor group led by affiliates of Apollo Advisors, L.P. (“Apollo”), a private equity investment company and controlling stockholder of the Company, and certain management stockholders on June 30, 2003 to acquire the pre-K-12 educational services business of Laureate Education, Inc. (formerly known as Sylvan Learning Systems, Inc.) (“Laureate”). The accompanying financial statements of Educate, Inc. include the consolidated balance sheets as of December 31, 2004 and 2003, and the consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2004 and the period from June 30, 2003 (date of inception) through December 31, 2003. The combined balance sheet of the Laureate pre K-12 business (predecessor to Educate, Inc.) as of December 31, 2002 and the combined statements of income, owner’s equity and cash flows for the year then ended and the six months ended June 30, 2003 are presented elsewhere in this Annual Report on Form 10-K.

On September 20, 2004, Educate, Inc. sold its subsidiary Connections Academy, Inc., an operator of K-8 virtual public and charter schools. The accompanying consolidated financial statements present the results of operations of Connections Academy as discontinued operations. See also Note 2.

The Company consolidates investments where it has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule ownership, directly or indirectly, of over fifty percent of the outstanding voting shares is a condition for consolidation. For investments in variable interest entities, as defined by Financial Accounting Standards Board

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

(FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. As of December 31, 2004 and 2003, the Company was not the primary beneficiary of any variable interest entity.

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

Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts

The Company reports accounts and notes receivable at net realizable value. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company calculates the allowance based on a specific analysis of past due balances and also considers historical trends of write-offs. Past due status is based on how recently payments have been received by customers. Actual collection experience has not differed significantly from the Company’s estimates, due primarily to credit and collections practices and the financial strength of its customers. Balances are written off when management determines that collection is unlikely. Accounts and notes receivable balances due from franchisees are secured by the assets of the franchisee’s business. Other accounts receivable balances, primarily due from governmental agencies, are not collateralized.

Inventory

Inventory, consisting primarily of educational, instructional and marketing materials and supplies, is stated at the lower of cost (first-in, first-out) or market value.

Property and Equipment

Property and equipment is stated at cost. Included in property and equipment are the direct costs of developing or obtaining software for internal use. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the asset or the remaining term of the lease. Property and equipment acquired from Laureate upon formation is being depreciated over estimated remaining useful lives consistent with the Company’s established useful lives for new property and equipment after considering the age of the acquired asset.

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

Useful lives are as follows:

Furniture and fixtures	2 – 7 years
Education materials	2 – 5 years
Computer equipment and software	2 – 3 years
Leasehold improvements	2 – 10 years

Goodwill

Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. The Company does not amortize goodwill, but rather reviews its carrying value for impairment annually, and whenever an impairment indicator is identified.

The goodwill impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The reporting units of the Company for purposes of the impairment test are the Company’s major operating subsidiaries, as these are the components of reportable segments for which discrete financial information is available and segment management regularly reviews the operating results of those components. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

Intangible Assets

Intangible assets consist principally of tradenames, franchise license rights, customer contract rights, internally developed software and customer backlog acquired in business combinations. Intangible assets with finite lives are amortized over their estimated useful lives ranging from six months to 25 years.

Intangible assets with indefinite lives are not amortized, but rather are tested for impairment annually on October 1 of each year, and whenever an impairment indicator is identified. The impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss is recognized for an amount equal to the difference. The intangible asset is then carried at its new fair value. Fair value is determined using estimates of discounted cash flows.

The fair values of Sylvan Learning Center franchise rights and tradenames with indefinite lives are determined on each impairment test date based on estimates of future royalties from the franchised territories acquired on June 30, 2003, discounted using the rate of return required for investments of like risk. Estimates of future royalties will likely change over time as impairment tests are performed. Even if the estimate of future royalties does not decrease, the fair value of these assets may be adversely affected by increases in interest rates and the applicable discount rate.

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

Impairment of Long-Lived Assets

Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Assets to be disposed of are reported at the lower of carrying value or fair values, less estimated costs of disposal.

Revenue Recognition

Company-Owned Learning Centers and Online Learning Services

Fees from providing supplemental education services to students through company-owned learning centers and online learning programs are recognized as revenue in the period the services are provided.

Franchised Learning Centers

Revenue related to license fees on the initial sale of a territory that transfer the right to operate a learning center in a specified geographic area is recognized when all material services or conditions relating to the sales have been substantially performed or satisfied by the Company and collectibility of the fee is reasonably assured. The criteria for substantial performance include: (1) receipt of an executed franchise license agreement, (2) a determination that collectibility of the fee is reasonably assured, (3) completion of requisite training by the franchisee or center director, and (4) completion of required site selection assistance. Initial franchise fees not meeting the recognition criteria are recorded as deferred revenue if not refundable, or deposits from franchisees if refundable.

Franchised learning centers also pay a monthly royalty fee based on cash receipts, payable by the fifteenth day of the following month. Royalty fees are recorded in the month earned if collectibility is reasonably assured. Estimates of royalties earned but unreported by franchisees at the balance sheet date are recorded as revenue and accounts receivable, and are adjusted to actual amounts when reported and paid by the franchisee.

Revenue from the sale of educational materials to learning centers is recognized when shipped and collectibility is reasonably assured.

Institutional Services

Revenue from the Institutional Services segment consists principally of revenue from arrangements with school districts receiving funds under federal and state-based programs. For arrangements that specify a fixed fee per student for educational services over a stated period, revenue is recognized ratably over the arrangement’s

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

service period. Other arrangements in this segment compensate the Company for services on an hourly basis. Revenue for these arrangements is recorded as services are rendered at the specified hourly rate. Arrangements with school districts generally specify monthly billings of service fees. Revenue recognized in advance of billings is recorded as accounts receivable.

Deferred Costs

The Company incurs direct and incremental costs to set up classrooms for its arrangements with school districts in the Institutional Services segment. These costs are deferred and recognized ratably over the service period commensurate with the Company’s policy for revenue recognition for these arrangements. These deferred costs are included in other assets in the accompanying consolidated balance sheet.

Marketing and Advertising

The Company expenses marketing and advertising costs as incurred.

Stock-Based Compensation

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

During 2003 and 2004, the Company granted stock options and restricted common stock to employees and directors. These grants are discussed more fully in Note 9.

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

For all stock options granted after May 14, 2004, the Company used the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Black-Scholes and other option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s common stock has been publicly traded only since September 2004, the expected stock price volatility over the expected life of granted options has been based on published volatility measures of companies in similar industries. These estimates of volatility may change in future periods, and the effects could be material.

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

The following assumptions were used in calculating pro forma stock compensation expense:

	Year Ended December 31, 2004	Period from June 30, 2003 (date of inception) through December 31, 2003
Risk-free interest rate (range)	2.81% – 3.55%	2.48% – 2.99%
Expected dividend yield	0.00%	0.00%
Expected life	4 years	4 years
Stock price volatility	47%	(* )

(*)	Assumption is not applicable to minimum value method

The weighted average estimated fair value of stock-based awards was $7.39 for the year ended December 31, 2004 and $0.44 for the period from June 30, 2003 through December 31, 2003.

For the purpose of pro forma disclosures, the estimated fair value of the awards is amortized to expense over the vesting periods. The Company’s pro forma information is as follows:

	Year Ended December 31, 2004	Period from June 30, 2003 (date of inception) through December 31, 2003
Net income as reported	$6,412	$1,701
Stock-based employee compensation expense included in net income as reported, net of tax	4,642	—
Stock-based employee compensation expense using prescribed fair value based methods, net of tax	(4,925)	(114)

Pro forma net income	$6,129	$1,587

Earnings per common share—basic
As reported	$0.17	$0.05
Pro forma	$0.16	$0.04
Earnings per common share—diluted
As reported	$0.16	$0.05
Pro forma	$0.15	$0.04

Foreign Currency Translation

The financial statements of foreign subsidiaries with a functional currency other than the U.S. dollar have been translated into U.S. dollars using the current rate method. Assets and liabilities have been translated using the exchange rates at year-end. Income and expense amounts have been translated using the average exchange rate prevailing for the period. Translation gains or losses resulting from the changes in exchange rates have been reported as a component of accumulated other comprehensive income included in the consolidated statement of stockholders’ equity.

Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events from non-owner sources. Other comprehensive income refers to revenue, expenses, gains and

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

losses that under accounting principles generally accepted in the United States, are included in comprehensive income, but excluded from net income. The elements of other comprehensive income (loss), net of tax, consisted of foreign currency translation adjustments and the changes in fair value of derivative financial instruments accounted for as a hedge. Because deferred taxes are not provided for the unremitted earnings of foreign subsidiaries, deferred taxes are not provided for translation adjustments.

Hedging and Derivative Activities

The Company sometimes uses derivative instruments, consisting primarily of interest rate swap agreements, to manage its exposure to changes in interest rates. The Company does not use derivative instruments for trading or other speculative purposes.

All derivative instruments are reported on the consolidated balance sheet at fair value in the other assets or other long-term liabilities captions. Changes in a derivative’s fair value are recognized currently in earnings unless specified hedge criteria are met. If an interest rate swap is designated a cash flow hedge, the effective portions of the changes in the fair value of the swap are recorded in other comprehensive income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

As part of managing its exposure to changes in the market interest rate of variable rate debt over a three-year period, the Company has entered into interest rate swap transactions with a financial institution acting as the counterparty. To ensure both appropriate use as a hedge and hedge accounting treatment, the swaps entered into were designated according to the hedge objective against a specific debt issue. The notional amount, rate and maturities of the interest rate swaps are closely matched to the related terms of the hedged debt obligation, and there is no ineffective portion. The interest rate swaps would not result in a significant loss to the Company if the counterparty failed to perform according to the terms of the agreements.

Income Taxes

The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, measured at prevailing enacted tax rates that are expected to be in effect when these temporary differences are settled or realized.

New Accounting Pronouncements

In December 2004 the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which is a revision of Statement 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005, which is the date that the Company expects to adopt the standard. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt the provisions of Statement 123(R) on July 1, 2005, using the modified prospective method. Unvested stock-based awards issued prior to May 14, 2004 and disclosed in the financial statements using the minimum value method (rather than the estimated fair value using the Black-Sholes option pricing model), will be accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Awards issued after May 14, 2004 and through June 30, 2005 which have not vested will be accounted for at the date of adoption using the same estimate of the grant-date fair value disclosed in the historical financial statements. See also Note 1, Stock-Based Compensation.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using the intrinsic value method and, as such, recognizes no compensation cost when employee stock options are granted with exercise prices equal to the market price of the shares on the date of grant. Accordingly, the adoption of Statement 123(R)’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on our financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend significantly on levels of share-based payments granted in the future.

Cash retained as a result of excess tax benefits relating to share-based payments will be presented in the statement of cash flows as financing cash inflows. Previously, the cash retained from excess tax benefits was presented in operating cash flows along with other tax cash flows.

2.	Discontinued Operations

On September 20, 2004, the Company sold for cash of $2,100 its ownership interest in Connections Academy, Inc., a subsidiary, to an entity controlled by certain of the Company’s investors including its majority shareholder. As a result, the Company recorded a gain of $83, net of tax expense of $51, which represented the difference between the net proceeds received and the book value of the net assets sold. Upon the Company’s acquisition of the business in June 2003, the Company agreed to pay up to $10,000 of contingent consideration to the prior owners if Connections Academy achieved specified levels of earnings through December 31, 2007. As part of the sale, the Company transferred this contingent liability to the buyer. The accompanying consolidated balance sheet at December 31, 2003 classifies the assets and liabilities of Connections Academy as current assets and liabilities of discontinued operations held for sale.

Summarized operating results from the discontinued operations included in the Company’s consolidated statements of income were as follows:

	Year Ended December 31, 2004	Period from June 30, 2003 (date of inception) through December 31, 2003
Revenues	$5,160	$3,230

Loss from discontinued operations before income taxes	(4,367)	(2,262)
Income tax benefit	1,529	791

Loss from discontinued operations	$(2,838)	$(1,471)

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

Assets and liabilities of the discontinued operations were as follows at December 31, 2003:

Current assets	$3,982
Property and equipment, net	1,212
Other long term assets	856
Current liabilities	(1,551)
Income tax benefit	(520)

Net assets of discontinued operations	$3,979

3.	Acquisitions

Pre-K-12 Business of Laureate Education, Inc.

On June 30, 2003, the Company acquired substantially all of the pre-K-12 business of Laureate. The operations acquired from Laureate comprised the operations of the Company upon formation, as described more fully in Note 1.

The purchase price totaled approximately $283,437, including cash payments of $113,212, the surrender of securities issued by Laureate and Sylvan Ventures, LLC, its subsidiary, with a fair value of $107,703, a subordinated promissory note of $55,000, and a deferred payment obligation of $2,323. Included in the purchase price are acquisition costs of $5,199. The purchase price was allocated to assets totaling $328,486 and assumed liabilities of $45,049.

The following table summarizes the allocation of the purchase price to acquired assets and liabilities, other than cash received in the acquisition. This table has been updated to reflect a final working capital contingency payment with Laureate, which was resolved during 2004:

Accounts and notes receivable	$29,746
Other current assets	2,291
Property and equipment	14,661
Deferred tax assets	1,861
Intangible assets subject to amortization:
Contract rights and backlog (weighted-average amortization period of 4.25 years)	1,199
Schulerhilfe franchise rights (amortization period of 25 years)	3,500
Indefinite lived intangible assets:
Tradenames	131,000
Sylvan franchise license rights	82,000
Goodwill	49,736
Other assets	3,316

Total assets acquired, excluding cash of $9,176	319,310
Current liabilities	42,345
Long-term debt	1,031
Other long-term liabilities	1,673

Total liabilities assumed	45,049

Purchase price, net of cash received of $9,176	$274,261

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

Management estimated the fair value of the acquired assets and assumed liabilities using several generally accepted valuation techniques. Current assets and liabilities were assumed to have fair values equal to their book value at the acquisition date. Tradenames and franchise license rights were valued using the income approach, whereby the fair value of an asset is based on the present value of its estimated future economic benefits. Property and equipment was valued using the cost approach, or if a ready market for similar assets could be identified and relied upon, the market approach. The cost approach measures fair value as the cost to construct or replace the asset with another asset of like utility. The market approach establishes fair value based on recent sales of comparable property. For certain technology assets, when identifiable, the market approach was used to verify the results of the cost approach. The acquired tradenames consist principally of the “Sylvan” tradename, which was licensed for no consideration to Laureate until June 30, 2004, after which time the seller changed its name and is now precluded from using the Sylvan brand or tradename. The Company completed its purchase price allocation as of June 30, 2004 subject to the resolution of a working capital contingency payment with Laureate. Subsequent to June 30, 2004 the working capital contingency payment was resolved and resulted in a final adjustment to recorded goodwill of approximately $1,214.

In June 2004, the Company completed its analysis of the valuation of acquired assets and liabilities purchased including the estimated useful life of franchise rights for Schulerhilfe. The Company prior to June 2004 estimated that these franchise rights had a value of $6,000 and an indefinite life. The Company’s completed valuation and analysis estimates that these franchise rights have an estimated fair value of $3,500 and a useful life of 25 years, and commencing April 1, 2004, the company began amortizing the Schulerhilfe franchise rights over their remaining useful life.

The Company recorded significant goodwill, as a result of the estimated value of the assembled workforce and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. All goodwill recorded in the acquisition is deductible for income tax purposes.

Progressus

On October 31, 2003, the Company acquired Progressus Therapy, Inc. (“Progressus”), one of the largest providers of qualified professional physical, occupational, and speech therapists to school programs.

The initial purchase price totaled approximately $4,279, including acquisition costs of $288. The purchase price was preliminarily allocated to acquired assets totaling $7,837 and assumed liabilities of $3,558. Variable amounts of contingent consideration are payable to the seller based upon the operating income of Progressus through October 31, 2007. As of December 31, 2004 no amounts are payable under the contingent consideration provisions of the contract.

The purchase price is subject to adjustment upon the completion of an audit of the closing balance sheet of Progressus as of October 31, 2003. The Company estimates that it will record approximately $2,637 of goodwill as a result of the acquisition, none of which will be tax deductible.

The following unaudited consolidated pro forma results of operations of the Company for the period from June 30, 2003 through December 31, 2003 give effect to the acquisition of Progressus as if it occurred on June 30, 2003.

Revenues	$120,902
Income from continuing operations before income taxes	4,637
Net income	1,346

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

4.	Goodwill

Changes in the carrying amount of goodwill are summarized as follows:

	Learning Center	Institutional Services	Total
Goodwill recorded upon acquisition of:
Pre-K-12 business of Laureate	$37,674	$6,607	$44,281
Progressus Therapy, Inc.	—	2,637	2,637
Acquisition of franchised learning centers	2,521	—	2,521
Foreign currency translation adjustment	931	—	931

Goodwill at December 31, 2003	41,126	9,244	50,370

Acquisition of franchised learning centers	12,108	—	12,108
Adjustment to allocation of purchase price of pre K-12 business of Laureate	5,148	307	5,455
Foreign currency translation adjustment	1,177	—	1,177

Goodwill at December 31, 2004	$59,559	$9,551	$69,110

5.	Intangible Assets Other Than Goodwill

A summary of other intangible assets at December 31, 2004 and 2003 is as follows:

	December 31, 2004
	Useful life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Acquired backlog (Learning Center Segment)	0.5	$115	$115	$—
Contract rights (Institutional Services Segment)	5	1,084	323	761
Schulerhilfe franchise license rights (Learning Center Segment)	25	4,000	240	3,760
Internally developed software (Learning Center Segment)	5	3,699	—	3,699

Total intangible assets subject to amortization		8,898	678	8,220
Indefinite-lived intangible assets not subject to amortization:
Tradenames	N/A	132,425	—	132,425
Learning Center franchise license rights	N/A	82,000	—	82,000

Total indefinite-lived intangible assets		214,425	—	214,425

Total intangible assets excluding goodwill		$223,323	$678	$222,645

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

	December 31, 2003
	Useful life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Acquired backlog (Learning Center Segment)	0.5	$115	$115	$—
Contract rights (Institutional Services Segment)	5	1,084	105	979

Total intangible assets subject to amortization		1,199	220	979
Indefinite-lived intangible assets not subject to amortization:
Tradenames	N/A	131,737	—	131,737
Learning Center franchise license rights	N/A	88,556	—	88,556

Total indefinite-lived intangible assets		220,293	—	220,293

Total intangible assets excluding goodwill		$221,492	$220	$221,272

As discussed more fully in Note 3, in June 2004 the Company reclassified $6,000 of franchise rights from indefinite-lived intangible assets to intangible assets subject to amortization ($3,500) and goodwill ($2,500). These franchise rights are being amortized over 25 years using an accelerated method based on the estimated attrition of franchises. All other intangible assets subject to amortization are amortized over their useful life using the straight-line method.

As of December 31, 2004, estimated future amortization expense of intangible assets subject to amortization is as follows:

Year ended December 31:
2005	$1,241
2006	1,232
2007	1,223
2008	1,112
2009	952
Thereafter	2,460

$8,220

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

6.	Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2004	2003
Senior term loan payable to a bank (“2003 Term Loan”) in quarterly installments through December 2008. The loan bears interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company (aggregating to 5.42% per annum at December 31, 2003)	$—	$108,750
Subordinated note payable to Laureate, due on June 30, 2009 and bearing interest at 12.00% annum	—	55,000
Senior term loan payable to a bank (“2004 Term Loan”) in quarterly installments through March 2011. The loan bears interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company (aggregating to 4.475% per annum at December 31, 2004)	118,851	—
Note payable to Laureate, due in quarterly installments through June 30, 2009. The note does not bear interest, and is recorded net of a discount of $348 at December 31, 2004 and $499 at December 31, 2003	1,831	2,165
Various notes payable bearing interest at fixed rates ranging from 5.00% to 8.00% per annum	1,831	1,950

	$122,513	$167,865
Less: current portion of long-term debt	(2,102)	(8,301)

Total long-term debt	$120,411	$159,564

On April 27, 2004, the Company repaid the 2003 Term Loan and the subordinated note payable to Laureate and terminated the original revolving credit agreement with the proceeds of the 2004 Term Loan, initially in the amount of $170,000. The new credit agreement includes a five-year $30,000 revolving credit facility. Upon satisfaction of the 2003 Term Loan, $3,188 of previously capitalized debt issuance costs were expensed as other financing costs. In addition, approximately $2,232 of other financing costs were incurred and charged to expense related to a terminated debt financing transaction.

The Company’s 2004 Term Loan was issued by one of its consolidated subsidiaries and required compliance with financial covenants and otherwise restricted certain payments to the Company. At December 31, 2004, restricted net assets of the subsidiary were $206,878.

From April 27, 2004 through September 28, 2004, the 2004 Term Loan bore interest at a rate of LIBOR plus 3.0% per annum. On September 28, 2004, the Company paid $50,000 of its 2004 Term Loan primarily with the net proceeds from its initial public offering. Due to interest rate reductions specifically tied to reduced leverage ratios, this payment reduced the interest rate to LIBOR plus 2.5% per annum beginning on September 29, 2004.

The fair value of debt at December 31, 2004 approximates its carrying value at that date based on an assessment of market interest rates associated with similar debt.

In order to manage interest rate exposure and to comply with certain covenants of the Companies’ credit agreement, the Company has entered into three interest rate swap agreements. A notional amount of $40,000 in

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

variable rate debt has been swapped to a counter party in exchange for a fixed interest rate commitment of 2.58% per annum. A second agreement with a notional amount of $10,000 in variable rate debt has been swapped to a counter party in exchange for a fixed interest rate commitment of 3.44% per annum. These agreements will terminate on July 1, 2006. A third agreement effective from July 1, 2006 through May 1, 2007 with a notional amount of $50,000 in variable rate debt has been swapped to a counter party in exchange for a fixed interest rate commitment of 4.03% per annum.

Interest paid under these agreements is recorded as interest expense in the period in which it is incurred.

Aggregate maturities of long-term debt at December 31, 2004 are as follows:

2005	$2,102
2006	2,037
2007	1,861
2008	1,814
2009	1,507
Thereafter	113,192

$122,513

7.	Leases

The Company conducts significant operations from leased facilities. These facilities include office locations, warehouse space and company-owned learning centers. The lease terms of substantially all of these leases are five years or less. The Company also leases certain equipment under non-cancelable operating leases, the majority of which are for terms of 36 months or less.

Future minimum lease payments at December 31, 2004, by year and in the aggregate, under all non-cancelable operating leases are as follows:

Period ending December 31:
2005	$13,463
2006	9,630
2007	5,963
2008	3,778
2009	2,702
Thereafter	2,929

$38,465

Rent expense was approximately $16,641 for the year ended December 31, 2004 and $7,664 for the period from June 30, 2003 through December 31, 2003.

8.	Commitments and Contingencies

In connection with the acquisition of the pre-K-12 business from Laureate, the Company and Laureate entered into a three-year shared services agreement expiring June 30, 2006. Under the terms of the shared service agreement, the Company will provide certain support services including, but not limited to, specified accounting,

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

benefits, information technology, human resources, purchasing and payroll services to Laureate. Conversely, Laureate will provide certain support services, primarily in the areas of tax, treasury, and facilities administration to the Company. Laureate and the Company are considered related parties due to the common service as a director of both companies by two individuals. All transactions between the companies have been consummated on terms equivalent to those that prevail in arm’s length transactions.

The shared services agreement requires that the Company receive net payments each month of $204 during the term of the agreement. These payments are accounted for as a reduction of general and administrative expenses. The agreement also allows for specified volume-based increases to the fees attributable to the services.

In connection with the sale of Connections Academy on September 20, 2004, the Company and Connections Academy entered into a transition services agreement. Under the agreement, the Company will provide certain accounting and human resources services to Connections Academy through 2006 at specified rates. The shared services agreement requires that the Company be reimbursed $24 on an annual basis throughout the agreement.

The Company is subject to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company’s financial position.

The Company maintains a number of standby letters of credit totaling $830 as of December 31, 2004 to guarantee its insurance program and the potential payment under a franchisee acquisition through 2008.

The Company has guaranteed certain bank loans of franchisees related to financing the purchase of educational programs and other purchased instructional material. Of the $800 of available credit under this program, $200 was outstanding at December 31, 2004. These guarantees are secured by the assets of the business of the individual franchisee utilizing this financing arrangement.

9.	Stock Option Plan

During 2003, the Company adopted a stock option plan that provides for the granting of options to purchase up to 4,360,000 shares of common stock to selected employees and directors of the Company. At December 31, 2004, options to purchase 3,922,800 shares of common stock had been granted under this plan. Of this amount, 104,000 shares immediately vested with the balance vesting ratably over three or four years. Options under this plan expire 10 years after the grant date. Options to purchase 374,000 shares of common stock were granted with an exercise price less than the estimated fair value of the Company’s common stock at the grant date. The Company estimates that it will record approximately $3,312 of aggregate compensation expense related to these option grants, including $1,327 recognized in 2004, based on an estimate of the fair value of common stock at the grant date of $11.00 to 14.00 per share.

During 2004, the Company adopted a stock option plan that provides for the granting of options to purchase up to 700,000 shares of common stock to selected employees and directors of the Company. At December 31, 2004 options to purchase 194,000 shares of common stock had been granted under this plan. Of this amount, 16,000 shares immediately vested with the balance vesting ratably over four years. Options under this plan expire 10 years after the grant date.

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

The following table summarizes the stock option activity of the Company (shares in 000’s):

	Year ended December 31, 2004		Period from June 30, 2003 (date of inception) through December 31, 2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding—beginning of year	3,364	$3.71	—	$—
Granted	669	7.83	3,448	3.71
Exercised	(183)	3.71	—	—
Forfeited	(89)	3.75	(84)	$3.71

Outstanding—end of year	3,761	$4.44	3,364	$3.71

Exercisable at end of year	1,508	$3.89	419	$3.71

Range of Exercise Prices	Outstanding Options	Weighted Avg Exercise Price of Outstanding Options	Weighted Avg Remaining Life of Outstanding Options	Exercisable Options	Weighted Avg Exercise Price of Exercisable Options
$ 3.71–$ 5.08	3,466	$3.84	8.6	1,478	$3.81
$ 5.09–$11.01	225	$11.00	9.7	14	$11.00
$11.02–$14.00	70	$13.11	9.9	16	$13.11

10.	Income Taxes

Significant components of income tax expense from continuing operations for the year ended December 31, 2004 and the period from June 30, 2003 (date of inception) through December 31, 2003 are as follows:

	Year ended December 31, 2004	Period from June 30, 2003 (date of inception) through December 31, 2003
Current:
U.S. Federal	$688	$—
U.S. state	952	—
Foreign	368	312

	2,008	312

Deferred:
U.S. Federal	5,621	1,364
U.S. State	(766)	124
Foreign	1,603	256

	6,458	1,744

Total income tax expense	$8,466	$2,056

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

For the year ended December 31, 2004 and the period from June 30, 2003 through December 31, 2003, foreign income before income taxes were $5,393 and $1,277, respectively.

The Company uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are summarized as follows:

	December 31, 2004	December 31, 2003
Deferred tax assets:
Net operating loss carryforwards	$8,122	$6,300
Allowance for doubtful accounts	109	34
Nondeductible reserves	250	240
Deferred compensation	1,053	—
Other	339	464

Total deferred tax assets	9,873	7,038

Deferred tax liabilities:
Amortization of intangible assets	13,456	7,071
Foreign currency remeasurement gains	781	—
Prepaid expenses	402	132
Other	102	—

Total deferred tax liabilities	14,741	7,203

Net deferred tax liabilities	(4,868)	(165)
Valuation allowance for deferred tax assets	(301)	(78)

Net deferred tax liabilities	$(5,169)	$(243)

Federal and state net operating loss carryforwards at December 31, 2004 were $19,519, of which $11,790 were acquired in the acquisition of the pre-K-12 business of Laureate. These net operating loss carryforwards will begin to expire in 2019 and are subject to limitation under the Internal Revenue Code. A valuation allowance was recorded against the state income tax benefits of certain subsidiaries for which the Company currently believes it is more likely than not that the asset will not be realizable.

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

The reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory tax rate of 35% to income from continuing operations before income taxes is as follows:

	Year ended December 31, 2004	Period from June 30, 2003 (date of inception) through December 31, 2003
Tax expense at U.S. statutory rate	$6,172	$1,830
Permanent differences	570	52
State income tax expense	182	150
Tax effect of foreign income taxed at different rate	43	121
Foreign tax credits	(241)	(97)
Non-deductible stock compensation	1,740	—

Total income tax expense from continuing operations	$8,466	$2,056

11.	Comprehensive Income

The components of comprehensive income, net of related taxes, are as follows:

	Year Ended December 31, 2004	Period from June 30, 2003 (date of inception) through December 31, 2003
Net income	$6,412	$1,701
Foreign currency translation adjustment, net of tax of $410 in 2004	661	2,627
Change in fair value of derivative financial instrument, net of tax of $185 and $(77) in 2004 and 2003, respectively	303	(125)

Comprehensive income	$7,376	$4,203

Components of accumulated other comprehensive income are summarized as follows:

	Foreign Currency Translation Adjustment	Derivative Financial Instruments	Total
Balance at June 30, 2003 (date of inception)	$—	$—	$—
Gains and (losses) recorded in other comprehensive income, net of tax	2,627	(125)	2,502

Balance at December 31, 2003	2,627	(125)	2,502
Gains and (losses) recorded in other comprehensive income, net of tax	661	303	964

Balance at December 31, 2004	$3,288	$178	$3,466

12.	Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

A reconciliation of the numerators and denominators for basic and diluted earnings per common share are as follows:

	Year Ended December 31, 2004	Period from June 30, 2003 (date of inception) through December 31, 2003
Numerator
Income from continuing operations	$9,167	$3,172
Loss from discontinued operations	(2,755)	(1,471)

Net income	$6,412	$1,701

Denominator (shares in 000’s)
Basic:
Weighted-average shares outstanding	38,637	36,800

Diluted:
Weighted-average shares outstanding	38,637	36,800
Dilutive effect of stock options	1,210	—

Total	39,847	36,800

Earnings per common share—basic
Income from continuing operations	$0.24	$0.09
Loss from discontinued operations	(0.07)	(0.04)

Net income	$0.17	$0.05

Earnings per common share—diluted
Income from continuing operations	$0.23	$0.09
Loss from discontinued operations	(0.07)	(0.04)

Net income	$0.16	$0.05

Options to purchase 70,000 shares of common stock were excluded from the 2004 computation because the effect was antidilutive.

13.	Restricted Common Stock Awards

In June 2004, the Company issued 604,000 shares of restricted common stock for $0.01 per share to certain employees that vested immediately. These shares of common stock are restricted as to resale over a three to five-year period. The Company estimated that due to the restrictions on resale, the common stock had an estimated fair value of $12.60 at the grant date, or 90% of the estimated fair value of an unrestricted share of common stock. The Company recorded aggregate compensation expense of $7,598 in June 2004 related to these common stock grants.

14.	Dividend to Common Stockholders

In June 2004, the Company declared and paid a dividend to its existing stockholders in the amount of $9,000 or $0.24 per common share.

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

15.	Employee Benefit Plan

The Company sponsors a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions of up to 20% of salary, subject to certain annual limitations. All employees are eligible after meeting certain minimum service requirements.

The Company may at its discretion make matching contributions, which are allocated to eligible participants. The Company made a discretionary contribution to this plan of $703 during the year ended December 31, 2004.

16.	Businesses and Geographic Segment Information

The Company is organized into segments based on the educational services provided. The segments are managed separately as they have different customer bases and delivery channels. Reportable segments are as follows:

•	Learning Center segment develops and delivers trusted, personalized tutoring programs primarily through a network of franchised and company-owned learning centers in North America operated under the Sylvan brand name, and more than 940 European franchised and company-owned learning centers operated under the Schulerhilfe brand name.

•	Institutional Services segment provides tutoring, as well as other supplemental education services and special-needs services, to public and private schools through government-funded contracts.

•	Online Learning Services segment provides online tutoring programs modeled after those offered in Sylvan Learning Centers.

The Company evaluates performance and allocates resources based on operating income. There are no significant intercompany sales or transfers.

The following tables set forth information on the Company’s reportable segments:

Year Ended December 31, 2004	Learning Center	Institutional Services	Online Learning	Total
Revenues	$178,785	$118,976	$2,516	$300,277

Segment profit (loss) before depreciation and amortization	53,382	11,618	(4,204)	60,796
Depreciation and amortization	(3,535)	(2,044)	(323)	(5,902)

Segment profit (loss)	$49,847	$9,574	$(4,527)	$54,894

Segment assets	$309,565	$50,376	$956	$360,897
Total expenditures for additions to long-lived assets	10,707	5,022	162	15,891

Period from June 30, 2003 (date of inception) Through December 31, 2003	Learning Center	Institutional Services	Online Learning	Total
Revenues	$78,207	$35,425	$861	$114,493

Segment profit (loss) before depreciation and amortization	22,954	697	(1,850)	21,801
Depreciation and amortization	(1,822)	(655)	(220)	(2,697)

Segment profit (loss)	$21,132	$42	$(2,070)	$19,104

Segment assets	$287,374	$47,686	$1,362	$336,422
Total expenditures for additions to long-lived assets	3,988	4,818	125	8,931

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

The following tables reconcile the reported information on segment profit and assets to income from continuing operations before income taxes and total assets reported in the consolidated statements of income and balance sheets:

	Year Ended December 31, 2004	Period from June 30, 2003 (date of Inception) through December 31, 2003
Segment profit	$54,894	$19,104
Corporate depreciation and amortization	(1,675)	(870)
General and administrative costs	(13,033)	(6,258)
Non-cash stock compensation expense	(8,847)	—
Other expense	(13,706)	(6,748)

Income from continuing operations before income taxes	$17,633	$5,228

	December 31, 2004	December 31, 2003
Total assets for reportable segments	$360,897	$336,422
Unallocated corporate assets	20,485	19,723
Assets of discontinued operations held for sale	—	6,050

Total assets	$381,382	$362,195

Revenues by geographic area is as follows:

	Year Ended December 31, 2004	Period from June 30, 2003 (date of inception) through December 31, 2003
United States	$271,100	$103,619
Other	29,177	10,874

Consolidated total	$300,277	$114,493

Revenues are attributed to countries based on the location of the customer. No country other than the United States represents more than 10% of consolidated revenues. Substantially all long-lived assets are located in the United States.

Educate, Inc.

Notes to Consolidated Financial Statements, (Continued)

(Dollar amounts in thousands, except per share data)

17.	Quarterly Financial Data (Unaudited, in thousands, except per share amounts)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2004. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period. All share and per share amounts included in the following consolidated financial data have been adjusted to reflect all previous stock splits.

	Quarter Ended
2004	March 31	June 30	September 30	December 31
Net revenues	82,194	87,252	62,361	68,470
Operating income	11,039	8,140	7,597	4,564
Income tax expense	(2,976)	(288)	(3,496)	(1,706)
Income from continuing operations	4,855	471	1,937	1,904
Discontinued operations, net of tax and gain on disposal	(763)	(958)	(1,034)	—
Net income	4,092	(487)	903	1,904
Net income per share-basic	.11	(.01)	.02	.04
Net income per share-diluted	.11	(.01)	.02	.04
Weighted-average shares:
Basic	36,805	37,198	37,974	42,576
Diluted	37,342	38,608	39,308	43,996

Included in the results for the quarter ended June 30, 2004 and September 30, 2004 were non-cash compensation charges of $8,401 and $303, respectively, associated with stock compensation granted in 2004 that vested immediately. The effective income tax rate from continuing operations increased from 38% in the first two quarters of the year to 64% in the quarter ended September 30, 2004 and 48% in the quarter ended December 31, 2004 due to the recording of stock compensation in the third quarter that resulted in a permanently lower income tax deduction compared to the related compensation expense recorded for financial statement purposes. The effect of this change in estimate was to reduce income from continuing operations and net income in the quarter ended September 30, 2004 by approximately $900.

	Quarter Ended
2003	September 30	December 31
Net revenues	53,862	60,631
Operating income	5,469	6,507
Income tax expense	(871)	(1,185)
Income from continuing operations	1,421	1,751
Discontinued operations, net of tax	(1,175)	(296)
Net income	246	1,455
Net income per share-basic	.01	.04
Net income per share-diluted	.01	.04
Weighted-average shares:
Basic	36,800	36,800
Diluted	36,800	36,800

18.	Subsequent Event

On February 8, 2004, the Company acquired all the stock of Gateway Learning Corporation for $10,000 in cash, $3,000 in assumed debt and contingent consideration of $6,600 based upon the future operating performance of the business. Approximately $5,000 of positive working capital was acquired in the purchase. Gateway Learning Corporation was the owner of the branded “Hooked on Phonics” early reading, math and study skills programs.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Educate, Inc.

We have audited the accompanying combined balance sheet of the Laureate pre-K-12 Business (Predecessor to Educate, Inc.) as of December 31, 2002, and the related combined statements of operations, owner’s equity, and cash flows for the year ended December 31, 2002 and the six months ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Laureate pre-K-12 Business (Predecessor to Educate, Inc.) at December 31, 2002, and the combined results of its operations and its cash flows for the year ended December 31, 2002 and the six-month period ended June 30, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the combined financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

Baltimore, Maryland

May 3, 2004

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Combined Balance Sheet

December 31, 2002

(Dollar amounts in thousands)

Assets
Current assets:
Cash and cash equivalents	$4,909

Receivables:
Accounts receivable	34,974
Notes receivable	712

35,686
Allowance for doubtful accounts	(3,344)

32,342

Inventory	2,268
Prepaid expenses and other current assets	2,512
Assets of discontinued operations held for sale	692

Total current assets	42,723

Property and equipment:
Furniture and fixtures	25,541
Computer equipment and software	13,460
Leasehold improvements	11,149

50,150
Accumulated depreciation	(27,647)

22,503

Goodwill	68,850
Other assets	3,890

Total assets	$137,966

Liabilities and owner’s equity
Current liabilities:
Accounts payable and accrued expenses	$11,224
Accrued compensation and related benefits	6,557
Deferred revenue	18,609
Liabilities of discontinued operations held for sale	729
Other current liabilities	30

Total current liabilities	37,149

Deferred income taxes	2,408
Other liabilities	513

Total liabilities	40,070

Owner’s equity:
Owner’s net investment	99,385
Accumulated other comprehensive loss	(1,489)

Total owner’s equity	97,896

Total liabilities and owner’s equity	$137,966

See accompanying notes to combined financial statements.

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Combined Statements of Operations

(Dollar amounts in thousands)

	Six Months Ended June 30, 2003	Year Ended December 31, 2002
Revenues
Learning Center:
Company-owned centers	$59,789	$103,066
Franchise services	23,654	42,680

Total Learning Center	83,443	145,746

Institutional Services	43,418	67,909
Online Learning Services	973	2,656

Total revenues	127,834	216,311

Costs and expenses
Instructional and franchise operations costs	88,633	156,620
Marketing and advertising	10,337	18,918
Depreciation and amortization of other intangible assets	4,221	7,898
Allocated indirect overhead costs	6,433	13,058

Total costs and expenses	109,624	196,494

Operating income	18,210	19,817

Other income (expense)
Loss on sale of assets	(9)	(306)
Other income (expense)	21	126

Income from continuing operations before income taxes	18,222	19,637
Income tax expense	(8,943)	(12,781)

Income from continuing operations	9,279	6,856
Loss from discontinued operations	(2,355)	(4,412)

Net income	$6,924	$2,444

See accompanying notes to combined financial statements.

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Combined Statements of Owner’s Equity

(Dollar amounts in thousands)

	Owner’s Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Owner’s Equity
Balance at December 31, 2001	$84,029	$(5,991)	$78,038
Activity in Laureate net investment before net income—see Note 4	12,912	—	12,912
Comprehensive income:
Net income for 2002	2,444	—	2,444
Other comprehensive income—foreign currency translation adjustment	—	4,502	4,502

Total comprehensive income	2,444	4,502	6,946

Balance at December 31, 2002	99,385	(1,489)	97,896
Activity in Laureate net investment before net income—see Note 4	(15,254)	—	(15,254)
Comprehensive income:
Net income for the six months ended June 30, 2003	6,924	—	6,924
Other comprehensive income—foreign currency translation adjustment	—	2,425	2,425

Total comprehensive income	6,924	2,425	9,349

Balance at June 30, 2003	$91,055	$936	$91,991

See accompanying notes to combined financial statements.

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Combined Statements of Cash Flows

(Dollar amounts in thousands)

	Six Months Ended June 30, 2003	Year Ended December 31, 2002
Operating activities
Income from continuing operations	$9,279	$6,856
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation	3,840	7,160
Amortization	381	738
Bad debt expense	358	2,564
Other non-cash items	1,254	1,185
Changes in operating assets and liabilities:
Receivables	1,143	(9,504)
Prepaid expenses and other current assets	1,923	185
Inventory	472	1,056
Payables and accrued expenses	2,179	5,581
Accrued compensation and related benefits	825	(1,746)
Deferred revenue	2,908	7,077
Other current liabilities	5	(1,310)

Net cash provided by continuing operations	24,567	19,842
Loss from discontinued operations	(2,355)	(4,412)
Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
Changes in operating assets and liabilities	150	80
Depreciation and other non-cash items	88	46

Net cash used in operations of discontinued operations	(2,117)	(4,286)

Net cash provided by operating activities	22,450	15,556

Investing activities
Purchase of property and equipment	(2,991)	(7,251)
Cash paid for acquired businesses, net of cash received	(354)	(21,825)
Payment of contingent consideration for prior period acquisitions	—	—
Increase in other assets	(473)	(1,146)

Net cash used in investing activities	(3,818)	(30,222)
Financing activities
Proceeds from exercises of stock options	—	5
Net contribution (distribution) from/to owner	(14,745)	12,703
Payments on debt	(133)	(123)

Net cash provided by (used in) financing activities	(14,878)	12,585
Effects of exchange rate changes on cash	4	636

Net (decrease) increase in cash and cash equivalents	3,758	(1,445)
Cash and cash equivalents at beginning of period	5,416	6,861

Cash and cash equivalents at end of period	$9,174	$5,416

Included in balance sheet caption:
Cash and cash equivalents	$9,194	$4,909
Assets of discontinued operations held for sale	$(20)	$507

See accompanying notes to combined financial statements.

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Notes to Combined Financial Statements

(Dollar amounts in thousands)

1.	Description of Business

The Laureate pre-K-12 Business (the “Company”), a component of Laureate Education, Inc. (formally known as Sylvan Learning Systems, Inc.) (“Laureate”), is a leading branded supplemental education services provider to pre-kindergarten through twelfth grade, or pre-K-12, students. The Company operates through three business segments, summarized as follows:

•	The Learning Center segment develops and delivers trusted, personalized tutoring programs primarily through a network of more than 1,000 franchised and company-owned learning centers in North America operated under the Sylvan® brand name, and more than 940 European franchised and company-owned learning centers operated under the Schülerhilfe brand name.

•	The Institutional Services segment provides tutoring, as well as other supplemental education services and special-needs services, to public and private schools through government-funded contracts under the Catapult Learning and other brand names.

•	The Online Learning Services segment provides online tutoring programs modeled after those offered in Sylvan Learning Centers. These online services, provided primarily under the eSylvan brand name, are delivered using an internet-based application that enables teachers and students to talk and interact in real time over a dial-up or broadband connection.

On June 30, 2003, Educate, Inc., a company formed by affiliates of Apollo Advisors L.P., a private equity investor, and management shareholders, acquired the Company. Accordingly, the Company is the predecessor of Educate, Inc.

2.	Accounting Policies

Basis of Presentation and Principles of Combination

The accompanying combined financial statements represent the combined financial position, results of operations and cash flows of the business acquired by Educate, Inc. from Laureate on June 30, 2003. This business was managed and operated by Laureate through several consolidated subsidiaries and an unincorporated division. The accounts of these subsidiaries and the division have been combined, and all significant intercompany balances have been eliminated in combination.

As more fully discussed in Note 4, the combined financial statements for all periods presented include allocations of corporate expenses from Laureate. For financial reporting purposes, the equity activity of the Company has been accumulated into a single caption entitled “owner’s net investment.”

On March 26, 2004, Educate, Inc. committed to sell its subsidiary Connections Academy, Inc., an operator of K-8 virtual public and charter schools. As a result of this expected sale transaction, the accompanying combined financial statements of the predecessor to Educate, Inc. present the results of operations of Connections Academy as discontinued operations. See also Note 6.

Use of Estimates

The accompanying combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles that require the Company’s management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Notes to Combined Financial Statements, (Continued)

(Dollar amounts in thousands)

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts

The Company reports accounts and notes receivable at net realizable value. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company calculates the allowance based on a specific analysis of past due balances and also considers historical trends of write-offs. Past due status is based on how recently payments have been received by customers. Actual collection experience has not differed significantly from the Company’s estimates, due primarily to credit and collections practices and the financial strength of customers. Balances are written off when management determines that collection is unlikely. Accounts and notes receivable balances due from franchisees are secured by the assets of the franchisee’s business. Other accounts receivable balances, primarily due from governmental agencies, are not collateralized.

Inventory

Inventory, consisting primarily of educational, instructional, and marketing materials and supplies, is stated at the lower of cost (first-in, first-out) or market value.

Property and Equipment

Property and equipment is stated at cost. Included in property and equipment are the direct costs of developing or obtaining software for internal use. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the asset or the remaining term of the lease. Useful lives are as follows:

Furniture and fixtures	2 – 7 years
Computer equipment and software	2 – 5 years
Leasehold improvements	2 – 10 years

Goodwill

Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under Statement 142, goodwill is no longer amortized, but rather is subject to impairment tests annually or whenever an impairment indicator is identified.

Under Statement 142, the goodwill impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The reporting units of the Company for purposes of the impairment test are the Company’s operating segments, as these are the

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Notes to Combined Financial Statements, (Continued)

(Dollar amounts in thousands)

components of the business for which discrete financial information is available and segment management regularly reviews the operating results of those components. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

Impairment of Long-Lived Assets

Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Assets to be disposed of are reported at the lower of carrying value or fair values, less estimated costs of disposal.

Revenue Recognition

Company-Owned Learning Centers and Online Learning Services

Fees from providing supplemental education services to students through company-owned learning centers and online learning programs are recognized as revenue in the period the services are provided.

Franchised Learning Centers

Revenue related to license fees on the initial sale of a territory that transfer the right to operate a Learning Center in a specified geographic area is recognized when all material services or conditions relating to the sales have been substantially performed or satisfied by the Company and collectibility of the fee is reasonably assured. The criteria for substantial performance include: (1) receipt of an executed franchise license agreement, (2) a determination that collectibility of the fee is reasonably assured, (3) completion of requisite training by the

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Notes to Combined Financial Statements, (Continued)

(Dollar amounts in thousands)

franchisee or center director, and (4) completion of required site selection assistance. Initial franchise fees not meeting the recognition criteria are recorded as deferred revenue if not refundable, or deposits from franchisees if refundable.

Franchised learning centers also pay a monthly royalty fee based on cash receipts, payable by the fifteenth day of the following month. Royalty fees are recorded in the month earned if collectibility is reasonably assured. Estimates of royalties earned but unreported by franchisees at the balance sheet date are recorded as revenue and accounts receivable, and are adjusted to actual amounts when reported and paid by the franchisee.

Revenue from the sale of educational materials to learning centers is recognized when shipped and collectibility is reasonably assured.

Institutional Services

Revenue from the Institutional Services segment consists principally of revenue from contracts with school districts receiving funds under federal and state-based programs. For contracts that specify a fixed fee per student for educational services over a stated period, revenue is recognized ratably over the contractual service period. Other contracts in this segment compensate the Company for services on an hourly basis. Revenue recorded for these contracts is recorded as services are rendered at the specified hourly rate. Billings under contracts with school districts generally specify monthly billings of service fees. Revenue recognized in advance of billings is recorded as accounts receivable.

Marketing and Advertising

The Company expenses marketing and advertising costs as incurred.

Stock-Based Compensation

Certain employees of the Company participated in the employee stock option plans of Laureate. Laureate recognizes stock compensation expense using the intrinsic value method, under which stock compensation expense is recorded over the award’s vesting period for the difference, if any, between the quoted market price of the underlying common stock and the exercise price. All options granted during the periods presented in the accompanying combined financial statements have been granted with an exercise price equal to the quoted market price of Laureate’s common stock at the date of grant, and accordingly, no compensation expense for these awards was recognized.

The Company has computed pro forma net income as if Laureate had accounted for stock options using the Black-Scholes option-pricing model prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Black Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are freely tradable. In addition, option-pricing models require the input of highly subjective assumptions, including stock price volatility. Because Laureate’s stock options have characteristics significantly different from those of traded options and

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Notes to Combined Financial Statements, (Continued)

(Dollar amounts in thousands)

because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

The following assumptions were used in calculating pro forma stock compensation expense:

	Six Months Ended June 30, 2003	Year Ended December 31, 2002
Risk-free interest rate	2.48% – 3.02%	4.01% – 4.52%
Expected dividend yield	0.00%	0.00%
Expected life	5 years	5 years
Expected volatility	54.0%	51.1%

The weighted average estimated fair value of stock options granted during the year ended December 31, 2002 and the six months ended June 30, 2003 was $11.70 and $6.91, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

	Six Months Ended June 30, 2003	Year Ended December 31, 2002
Net income, as reported	$6,924	$2,444
Stock-based employee compensation expense as if the fair value method had been applied, net of tax	(630)	(2,358)

Pro forma net income	$6,294	$86

Foreign Currency Translation

The financial statements of foreign subsidiaries with a functional currency other than the U.S. dollar have been translated into U.S. dollars using the current rate method. Assets and liabilities have been translated using the exchange rates at year-end. Income and expense amounts have been translated using the average exchange rate prevailing for the period. Translation gains or losses resulting from the changes in exchange rates have been reported as a component of accumulated other comprehensive income (loss) included in the combined statement of owner’s equity.

Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events from non-owner sources. Other comprehensive income refers to revenue, expenses, gains and losses that under accounting principles generally accepted in the United States, are included in comprehensive income, but excluded from net income. The elements of other comprehensive income (loss) consisted of foreign currency translation adjustments. Because deferred taxes are not provided for the unremitted earnings of foreign subsidiaries, deferred taxes are not provided for translation adjustments.

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Notes to Combined Financial Statements, (Continued)

(Dollar amounts in thousands)

Income Taxes

The Company accounts for income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, measured at prevailing enacted tax rates that are expected to be in effect when these temporary differences are settled or realized.

The operations of the Company were conducted through domestic and foreign subsidiaries of Laureate. Laureate consolidated the Company’s domestic subsidiaries in its U.S. federal income tax return, except for eSylvan, Inc. and Connections Academy, Inc. eSylvan, Inc. and Connections Academy, Inc. were subsidiaries of Sylvan Ventures, LLC, a subsidiary that is not consolidated in the federal income tax returns of Laureate. Accordingly, eSylvan, Inc. and Connections Academy, Inc. filed separate federal and state income tax returns. The foreign operations of the Company consist of the Schülerhilfe business headquartered in Germany, and were conducted through foreign subsidiaries of Laureate that filed separate income tax returns and settled their income tax obligations through the accounts of these subsidiaries.

For financial reporting purposes, the Company has calculated income tax expense attributable to its operations using the separate return method. Under this method, the Company has assumed that its subsidiaries included in the consolidated U.S. federal income tax return of Laureate filed a combined separate return. Income tax expense for all other subsidiaries that filed their own separate return are computed using the liability method, and all resulting current and deferred income tax amounts are reported in the accompanying balance sheets as assets or liabilities of the Company. Income taxes attributable to the Company’s domestic operations that were paid or accrued by Laureate and the related deferred income tax balances are included as a component of owner’s net investment.

3.	Acquisitions

Effective January 1, 2002, the Company acquired from a commonly controlled investment group substantially all of the net operating assets of three Sylvan Learning Center franchise businesses, comprising 30 centers, for an initial cash payment of $11,110, including acquisition costs, and 144,000 shares of Laureate common stock with a quoted market value of $3,000. The Company purchased these centers to increase revenues in three established, stable markets. The acquisition was accounted for using the purchase method of accounting. The purchase agreement required the Company to pay additional consideration to the sellers in the event that specified levels of operating results were achieved in 2002, 2003, 2004 and 2005. In October 2002, the Company paid $8,081 in final settlement of all remaining contingent payments. The final purchase price totaled approximately $22,191. The purchase price was allocated to acquired assets totaling $22,999 and assumed liabilities of $808, based on estimated fair values at the date of acquisition. Goodwill of $21,712 was recorded and is fully deductible for income tax purposes. The results of operations of the acquired franchise businesses are included in the accompanying combined financial statements commencing on January 1, 2002.

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Notes to Combined Financial Statements, (Continued)

(Dollar amounts in thousands)

The following table summarizes the allocation of the purchase price to acquired assets and liabilities:

Current assets	$73
Property and equipment	1,214
Goodwill	21,712

Total assets acquired	22,999
Current liabilities	808

Purchase price	$22,191

In addition, during 2002 the Company acquired six other Sylvan Learning Center franchises in separate transactions for cash payments of $2,600 and a note payable of $300. The aggregate purchase price totaled approximately $2,934, including acquisition costs of $34, and was allocated to acquired assets totaling $3,514 and assumed liabilities of $580. Goodwill of $3,344 was recorded and is fully deductible for income tax purposes.

4.	Owner’s Net Investment and Corporate Allocations

Owner’s net investment includes amounts invested by Laureate in the Company, reduced by net cash from operations generated by the Company and retained by Laureate in centralized cash management accounts. During all periods presented, Laureate collected through its centralized cash management accounts substantially all domestic revenues of the Company and paid substantially all domestic expenses. Owner’s net investment also includes amounts paid by Laureate for (i) the acquisition of certain businesses acquired by the Company, (ii) certain fixed asset acquisitions of the Company paid through Laureate’s centralized disbursement accounts and (iii) allocated indirect overhead costs. Indirect overhead costs were allocated for all periods presented based on an analysis of the components of Laureate’s corporate general and administrative expenses and the estimated percentage of each component attributable to the Company. Corporate general and administrative expense consists principally of corporate payroll and compensation expense, which was allocated considering the estimated efforts of individual employees. Management believes that the method used to allocate these expenses is reasonable.

Allocated indirect overhead consists principally of the following:

•	Corporate human resources, including labor relations, payroll and training;

•	Finance, accounting, legal and administration;

•	Tax services, including tax return preparation;

•	Investor relations; and

•	Information management services.

Income taxes have been allocated to the Company based on the separate return method, described more fully in Note 1.

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Notes to Combined Financial Statements, (Continued)

(Dollar amounts in thousands)

The following table summarizes the components of the changes in owner’s net investment during the periods presented.

	Six Months Ended June 30, 2003	Year Ended December 31, 2002
Owner’s net investment, beginning of period	$99,385	$84,029
Net cash flows of the Company maintained by Laureate in centralized cash management accounts	(37,721)	(54,998)
Contributions by Laureate to capital of combined subsidiaries	5,078	14,368
Payments by Laureate for acquisitions	354	21,825
Payments by Laureate for property and equipment	2,392	6,850

Change in Laureate net investment before expense allocations and net income (loss)	(29,897)	(11,955)
Allocated indirect overhead costs	6,433	13,058
Allocated income taxes	8,210	11,809
Net income (loss)	6,924	2,444

Owner’s net investment, end of period	$91,055	$99,385

Average owner’s net investment during period	$92,123	$96,521

5.	Goodwill

The change in the carrying amount of goodwill for the year ended December 31, 2002 by reportable business segment is as follows:

	Learning Center	Institutional Services	Total
Balance at January 1, 2002	$43,681	$1,447	$45,128
Foreign currency translation adjustment	(1,334)	—	(1,334)
Acquisitions	25,056	—	25,056

Balance at December 31, 2002	$67,403	$1,447	$68,850

6.	Discontinued Operations

On March 26, 2004, Educate adopted a formal plan to sell the common stock of its subsidiary Connections Academy, Inc. by March 25, 2005. Connections Academy, which commenced operations in 2002, is an operator of K-8 virtual public and charter schools. At December 31, 2002, the net assets held for sale of the discontinued operation were $254, consisting of $1,233 of assets and $979 of liabilities.

The operations of Connections Academy have been classified as discontinued operations in the accompanying statements of operations. The operations and cash flows of this component will be eliminated from the ongoing operations of Educate as a result of the disposal transaction and Educate will not have any significant continuing involvement in the operations after the disposal transaction.

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Notes to Combined Financial Statements, (Continued)

(Dollar amounts in thousands)

Summarized operating results from the discontinued operations is as follows:

	Six Months Ended June 30, 2003	Year Ended December 31, 2002
Revenues	$914	$650

Loss from operations of discontinued operations before income taxes	(2,355)	(4,412)
Income tax expense	—	—

Loss from discontinued operations	$(2,355)	$(4,412)

Assets and liabilities of the discontinued operations were as follows at December 31, 2002:

Current assets	$692
Property and equipment, net	496
Other long-term assets	45
Current liabilities	(729)
Long-term liabilities	(250)

Net assets of discontinued operations	$254

7.	Leases

The Company conducts significant operations from leased facilities. These facilities include office locations, warehouse space and company-owned learning centers. The terms of substantially all of these leases are five years or less. The Company also leases certain equipment under non-cancelable operating leases, substantially all of which are for terms of 36 months or less.

Future minimum lease payments, by year and in the aggregate, under all non-cancelable operating leases are as follows at December 31, 2002:

Years ending December 31:
2003	$11,454
2004	9,464
2005	7,102
2006	4,286
2007	3,080
Thereafter	56

$35,442

Rent expense for all cancelable and non-cancelable leases was approximately $11,277 and $6,899 for the year ended December 31, 2002 and the six months ended June 30, 2003, respectively.

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Notes to Combined Financial Statements, (Continued)

(Dollar amounts in thousands)

8.	Commitments and Contingencies

The Company is subject to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company’s financial position.

9.	Defined Contribution Retirement Plan

The Company’s employees participate in a defined contribution retirement plan under section 401(k) of the Internal Revenue Code that is sponsored by Laureate. The provisions of this plan allow for voluntary employee contributions up to 20% of their salary, subject to certain annual limitations. Laureate may at its discretion make matching contributions, which are allocated to eligible participants. All employees are eligible after meeting certain service requirements. Laureate made discretionary contributions to this plan on behalf of the Company’s employees $596 in 2002 and $686 during the six months ended June 30, 2003.

10.	Income Taxes

Significant components of income tax expense from continuing operations are as follows:

	Six Months Ended June 30, 2003	Year Ended December 31, 2002
Current:
U.S. Federal	$9,470	$10,649
Foreign	158	9
U.S. state	1,348	1,454

	10,976	12,112

Deferred:
U.S. Federal	(2,612)	(115)
Foreign	952	800
U.S. state	(373)	(16)

	(2,033)	669

Total income tax expense	$8,943	$12,781

For the year ended December 31, 2002, and the six months ended June 30, 2003, foreign income before income taxes was $2,253 and $2,118, respectively.

The Company uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Notes to Combined Financial Statements, (Continued)

(Dollar amounts in thousands)

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2002 are summarized as follows:

Deferred tax assets:
Net operating loss carryforwards	$13,963
Deferred revenue	5,005
Allowance for doubtful accounts	1,604
Deferred compensation	341
Non-deductible reserves	832
Other	34

Total deferred tax assets	21,779
Deferred tax liabilities:
Depreciation	3,277
Amortization of intangible assets	3,591
Deferred income	112
Unbilled receivables	802

Total deferred tax liabilities	7,782

Net deferred tax assets	13,997
Valuation allowance for net deferred tax assets	(13,579)

Net deferred tax asset	$418

Included in the accompanying balance sheet as:

Component of owner’s net investment	$2,826
Long-term deferred tax liability	(2,408)

Net deferred tax asset	$418

At December 31, 2002, undistributed earnings of non-U.S. subsidiaries totaled $3,400. Deferred tax liabilities have not been recognized for these undistributed earnings because it is management’s intention to reinvest such undistributed earnings outside of the U.S. If all undistributed earnings were remitted to the U.S., the amount of incremental U.S. Federal income taxes, net of foreign tax credits, would be approximately $1,000.

The net operating loss carryforwards at December 31, 2002 are related to subsidiaries of the Company, and are available only to offset future taxable income of those subsidiaries. Domestic net operating loss carryforwards total $32,615 at December 31, 2002 and begin to expire in 2019. Foreign net operating loss carryforwards total $4,463 at December 31, 2002 and have no expiration date.

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Notes to Combined Financial Statements, (Continued)

(Dollar amounts in thousands)

The reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory tax rate of 35% to income from continuing operations is as follows:

	Six Months Ended June 30, 2003	Year Ended December 31, 2002
Tax expense at U.S. statutory rate	$6,378	$6,873
Permanent differences	62	196
State income tax expense, net of federal tax effect	535	959
Tax effect of foreign income taxed at higher rate	236	20
Change in valuation allowance	1,732	4,733

Total tax expense	$8,943	$12,781

11.	Stock Option Plans

The Company’s employees participated in the stock option plans of Laureate. These plans generally allow for the granting of options to purchase shares of common stock to selected employees of the Company at a price not less than the estimated fair value of the common stock at the date of the grant. All options expire 10 years after the date of the grant.

The following table summarizes the stock option activity of the Company (shares in thousands):

	Six Months Ended June 30, 2003		Year Ended December 31, 2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of period	3,100	$19.11	3,376	$18.34
Granted	25	14.18	212	23.53
Exercised	(65)	14.35	(286)	11.38
Forfeited	(58)	21.32	(202)	21.74

Outstanding at end of period	3,002	$19.16	3,100	$19.11

Exercisable at end of period	2,498	$19.12	2,391	$19.09

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Prices
$ 3.48 – $ 6.08	267	$4.69	0.6	267	$4.69
$ 6.78 – $13.11	279	$10.77	5.1	166	$9.46
$13.55 – $19.77	1,119	$14.86	4.9	829	$14.45
$20.82 – $32.38	1,435	$26.77	5.7	1,129	$27.33

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Notes to Combined Financial Statements, (Continued)

(Dollar amounts in thousands)

12.	Business and Geographic Segment Information

The Company is organized on the basis of educational services provided. The Company’s segments are business units that offer distinct services. The segments are managed separately as they have different customer bases and delivery channels. Reportable segments are as follows:

•	Learning Center provides personalized instructional services to students of all ages and skill levels through its network of franchised and company-owned learning centers. This segment includes the Sylvan Learning Center network and the Schülerhilfe network.

•	Institutional Services provides educational programs to students of public and non-public school districts through contracts funded by Federal and State-based programs.

•	Online Learning Services provides supplemental education to children through applications on the Internet.

The Company evaluates performance and allocates resources based on operating income before allocated indirect overhead costs. There are no significant intercompany sales or transfers.

The following table sets forth information on the Company’s reportable segments:

	Learning Centers	Institutional Services	Online Learning	Total Segments
Year ended December 31, 2002
Revenues	$145,746	$67,909	$2,656	$216,311

Segment profit (loss) before depreciation and amortization	39,920	10,922	(10,069)	40,773
Segment depreciation and amortization	(2,924)	(1,612)	(2,140)	(6,676)

Segment profit (loss)	$36,996	$9,310	$(12,209)	$34,097

Segment assets	$93,464	$31,178	$2,900	$127,542
Total expenditures for additions to long-lived assets	28,355	384	197	28,936

Six Months ended June 30, 2003
Revenues	$83,443	$43,418	$973	$127,834

Segment profit (loss) before depreciation and amortization	25,765	6,650	(3,551)	28,864
Segment depreciation and amortization	(1,857)	(1,162)	(543)	(3,562)

Segment profit (loss)	$23,908	$5,488	$(4,094)	$25,302

Segment assets	$102,616	$25,420	$2,521	$130,557
Total expenditures for additions to long-lived assets	2,450	790	374	3,614

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Notes to Combined Financial Statements, (Continued)

(Dollar amounts in thousands)

The following tables reconcile the reported information on segment profit to income from continuing operations before income taxes reported in the combined statements of operations:

	Six Months Ended June 30, 2003	Year Ended December 31, 2002
Segment profit	$25,302	$34,097
Corporate depreciation and amortization	(659)	(1,222)
Other income (expense)	12	(180)
Allocated indirect overhead costs	(6,433)	(13,058)

Income from continuing operations before income taxes	$18,222	$19,637

The following table reconciles segment assets to total assets at December 31, 2002:

Total assets for reportable segments	$127,542
Unallocated corporate assets	9,191
Assets of discontinued operations held for sale	1,233

Total assets	$137,966

Revenue by geographic area is as follows:

	Six Months Ended June 30, 2003	Year Ended December 31, 2002
Revenues
United States	$115,132	$197,660
Other	12,702	18,651

Consolidated total	$127,834	$216,311

Revenues are attributed to countries based on the location of the customer. No country other than the United States represents more than 10% of combined revenues. Substantially all long-lived assets are held in the United States.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants, disagreements, or other events requiring disclosure under this Item.

Item 9A.	Controls and Procedures

The Company’s management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended) as of December 31, 2004. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K has been appropriately recorded, processed, summarized and reported. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

The Company’s management, including the principal executive and principal financial officers, has evaluated any changes in the internal controls over financial reporting that occurred during the quarter ended December 31, 2004, and has concluded that there was no change that occurred during this period that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors and Executive Officers of Educate, Inc.

The names of the directors and executive officers of the Company and their ages, titles, and biographies as of the date hereof are incorporated by reference from Part I, Item 4A of this Annual Report on Form 10-K.

Other information required by this item is incorporated by reference to the information to be set forth in the Proxy Statement relating to the 2005 Annual Meeting of Stockholders which will be filed on or before April 30, 2005.

The Company has adopted a Code of Business Conduct and Ethics for Directors and Employees (Code of Ethics), including the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Copies of the Code of Ethics are available free of charge by writing to Investor Relations at 1001 Fleet Street, Baltimore, Maryland 21202. Any waivers of the Code of Ethics must be approved, in advance, by the full Board of Directors. Any amendments to, or waivers from the Code of Ethics must be approved, in advance, by the full Board of Directors. Any amendments to, or waivers from the Code of Ethics that apply to executive officers and directors will be posted on the “Corporate Governance” section of our Internet website located at www.educate-inc.com.

Item 11.	Executive Compensation

Information required by this item is incorporated by reference to the information to be set forth in the Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated by reference to the information to be set forth in the Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the information to be set forth in the Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Information required by this item is incorporated by reference to the information to be set forth in the Proxy Statement relating to the 2005 Annual Meeting of Stockholders.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1.	Financial Statements

The financial statements filed as a part of this report are included in the Index to the Financial Statements under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

The following consolidated financial statement schedules of Educate, Inc. and subsidiaries and the Laureate pre-K-12 Business (Predecessor to Educate, Inc.) are included in Item 15(a):

Schedule I—Condensed Financial Information of Registrant

Educate, Inc.

Schedule II—Valuation and Qualifying Accounts

Laureate pre-K-12 Business (Predecessor to Educate, Inc.)

Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits

(a) Exhibits:

Exhibit Number	Description

2.1

*  Asset Purchase Agreement among Educate, Inc., Educate Operating Company, LLC, Apollo Sylvan, LLC, Apollo Sylvan II, LLC, Sylvan Learning Systems, Inc., Sylvan Ventures, L.L.C. and Apollo Management IV, L.P., dated as of March 10, 2003.

2.2

*  Amendment No. 1 to Asset Purchase Agreement among Educate, Inc., Educate Operating Company, LLC, Apollo Sylvan, LLC, Apollo Sylvan II, LLC, Sylvan Learning Systems, Inc., Sylvan Ventures, L.L.C. and Apollo Management IV, L.P., dated as of June 30, 2003.

3.1	* Amended and Restated Certificate of Incorporation of Educate, Inc., a Delaware corporation.

3.2	* Amended and Restated By-Laws of Educate Inc., a Delaware corporation.

3.3	* Specimen of stock certificate for common stock.

4.1	* Form of Registration Rights Agreement, by and among Educate, Inc., and certain of its stockholders.

10.1

*  $200,000,000 Credit Agreement, dated as of April 27, 2004, among Educate Operating Company, LLC, the several banks and other financial institutions party thereto, Merrill Lynch Capital, as documentation agent and JPMorgan Chase Bank, as administrative agent.

10.2

*  Guarantee and Collateral Agreement, dated as of April 27, 2004, among Educate, Inc., Educate Operating Company, LLC and the other guarantors party thereto in favor of JPMorgan Chase Bank, as administrative agent for the banks and other financial institutions party to the Credit Agreement.

10.3	* Sublease, dated as of June 30, 2003, between Sylvan Learning Systems, Inc. and Educate Operating Company, LLC, for the property located at 1001 Fleet Street, Baltimore, Maryland 21202.

10.4	* Sublease, dated as of June 30, 2003, between Sylvan Learning Systems, Inc. and Educate Operating Company, LLC, for the property located at 506 S. Central, Baltimore, Maryland 21202.

10.5	* Shared Services Agreement, dated June 30, 2003, between Sylvan Learning Systems, Inc. and Educate Operating Company, LLC.

10.6	* Patent License Agreement, dated as of June 30, 2003, between Sylvan Learning Systems, Inc. and Educate, Inc.

10.7	* Employment Agreement of Christopher Hoehn-Saric, dated June 30, 2003.

10.8	* Indemnification Agreement between Educate, Inc. and Christopher Hoehn-Saric, dated June 30, 2000.

10.9	* Stock Subscription Agreement, dated June 30, 2003 among the stockholders party thereto and Educate, Inc.

10.10	* Stock Subscription Agreement, dated June 30, 2003 among Apollo Sylvan, LLC, Apollo Sylvan II, LLC and Educate, Inc.

10.11	* Educate, Inc. 2003 Omnibus Stock Incentive Plan.

10.12	* Indemnification Agreement.

10.13	* Nominating Agreement, dated as of July 26, 2004, among Educate, Inc., Apollo Sylvan, LLC and Apollo Sylvan II, LLC.

10.14	* Educate, Inc. 2004 Omnibus Stock Incentive Plan.

21.1	* List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.01	Certification of R. Christopher Hoehn-Saric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Kevin E. Shaffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of R. Christopher Hoehn-Saric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Kevin E. Shaffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-115496).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2005.

Educate, Inc.

/s/ KEVIN E. SHAFFER
Kevin E. Shaffer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 15, 2005.

Signature	Capacity

/s/ R. CHRISTOPHER HOEHN-SARIC R. Christopher Hoehn-Saric	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ KEVIN E. SHAFFER Kevin E. Shaffer	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ MICHAEL F. DEVINE, III Michael F. Devine, III	Director

/s/ DAVID HORNBECK David Hornbeck	Director

/s/ Raul Yzaguirre	Director

/s/ CHERYL GORDON KRONGARD Cheryl Gordon Krongard	Director

/s/ LAURENCE BERG Laurence Berg	Director

/s/ AARON STONE Aaron Stone	Director

/s/ DOUGLAS BECKER Douglas Becker	Director

/s/ MICHAEL GROSS Michael Gross	Director

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON FINANCIAL STATEMENT SCHEDULES OF EDUCATE, INC.

The Board of Directors and Stockholders

Educate, Inc.

We have audited the consolidated financial statements of Educate, Inc. as of December 31, 2004 and 2003, and for the year ended December 31, 2004 and the period from June 30, 2003 (date of inception) through December 31, 2003 and have issued our report thereon dated March 14, 2005 (included elsewhere in this Annual Report on Form 10-K). Our audit also included the financial statement schedules listed in the index at Item 15(a)(2). These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 14, 2005

Schedule I—Condensed Financial Information of Registrant

Educate, Inc.

Condensed Balance Sheets

(Dollar amounts in thousands)

	December 31, 2004	December 31, 2003
Assets
Investment in and advances to subsidiaries	$197,701	$200,234

Total assets	$197,701	$200,234

Liabilities and stockholders’ equity
Interest payable	$—	$3,327
Note payable to Laureate	—	55,000

Total liabilities	—	58,327

Stockholders’ equity:
Common stock	426	368
Additional paid in capital	191,002	137,336
Retained earnings	2,807	1,701
Accumulated other comprehensive income	3,466	2,502

Total stockholders’ equity	197,701	141,907

Total liabilities and stockholders equity	$197,701	$200,234

See accompanying notes to condensed financial information of registrant.

Schedule I—Condensed Financial Information of Registrant (Continued)

Educate, Inc.

Statements of Income and Cash Flows

(Dollar amounts in thousands)

Statements of Income

	Year ended December 31, 2004	Period from June 30, 2003 (date of inception) through December 31, 2003
Revenues	$—	$—
Interest expense	(2,134)	(3,327)

Loss before income taxes and equity in net income of consolidated subsidiaries	(2,134)	(3,327)
Income tax benefit	896	1,418

Loss before equity in net income of consolidated subsidiaries	(1,238)	(1,909)
Equity in net income of consolidated subsidiaries	7,650	3,610

Net income	$6,412	$1,701

Statements of Cash Flows
Operating activities
Net income	$6,412	$1,701
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(7,650)	(3,610)
Change in interest payable	(3,327)	3,327

Net cash (used in) provided by operating activities	(4,565)	1,418

Investing activities
Net investment in and advances to subsidiary	20,198	(31,418)

Net cash provided by (used in) investing activities	20,198	(31,418)

Financing activities
Issuance of common stock for cash upon formation	—	30,000
Proceeds from exercise of options	678	—
Proceeds from issuance of common stock, less cash paid for direct costs of issuance of $7,317	47,689	—
Dividend paid	(9,000)	—
Payment of debt	(55,000)	—

Net cash (used in) provided by financing activities	(15,633)	30,000

Cash and net change in cash	$—	$—

See accompanying notes to condensed financial information of registrant.

Schedule I—Notes to Condensed Financial Information of Registrant (Continued)

Educate, Inc.

(Dollar amounts in thousands)

1.	Basis of Presentation

The accompanying condensed financial statements present the unconsolidated financial position, results of operations and cash flows of Educate, Inc. In these parent company only financial statements, Educate’s investment in its subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of formation. Educate’s share of the net income of its subsidiaries is included in income using the equity method of accounting. These parent company only financial statements should be read in conjunction with Educate’s consolidated financial statements.

2.	Note Payable to Laureate

Note payable to Laureate consisted of a note payable to Laureate Education, Inc. (formerly known as Sylvan Learning Systems, Inc.) (“Laureate”), the predecessor to the Company, in the amount of $55,000. The entire amount of the loan was due on June 30, 2009, and bore interest at 12% per annum. On April 27, 2004, the Company repaid the note payable to Laureate.

3.	Dividends From Subsidiaries

There were no dividends paid to Educate, Inc. from its consolidated subsidiaries since inception on June 30, 2003.

Schedule II—Valuation and Qualifying Accounts

Educate, Inc.

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Recorded for Acquired Businesses (1)	Charges to Other Accounts (2)	Deductions (3)	Balance at End of Period
Period from June 30, 2003 (date of inception) through December 31, 2003
Allowance for doubtful accounts	$—	$1,101	$4,469	$—	$(1,333)	$4,237
Deferred tax asset valuation account	—	78	—	—	—	78

Year Ended December 31, 2004
Allowance for doubtful accounts	4,237	808	—	46	(1,139)	3,952
Deferred tax asset valuation account	78	223	—	—	—	301

(1)	Represents reserves acquired through purchase acquisitions.

(2)	Charges to Other Accounts consist of foreign currency translation adjustments.

(3)	Uncollectible accounts written-off, net of recoveries.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,

ON FINANCIAL STATEMENT SCHEDULE OF LAUREATE PRE-K-12 BUSINESS

(PREDECESSOR TO EDUCATE, INC.)

The Board of Directors and Stockholders

Educate, Inc.

We have audited the combined financial statements of the Laureate pre-K-12 Business (Predecessor to Educate, Inc.) as of December 31, 2002, and for the year ended December 31, 2002 and the six months ended June 30, 2003, and have issued our report thereon dated May 3, 2004 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

May 3, 2004

Schedule II—Valuation and Qualifying Accounts

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Recorded for Acquired Businesses	Charges to Other Accounts	Deductions (1)	Balance at End of Period
Six Months Ended June 30, 2003
Allowance for doubtful accounts	$3,343	$240	$—	$—	$(716)	$2,867
Deferred tax asset valuation account	13,579	1,736	—	—	—	15,315

Year Ended December 31, 2002
Allowance for doubtful accounts	1,233	2,564	—	—	(454)	3,343
Deferred tax asset valuation account	8,706	4,873	—	—	—	13,579

(1)	Uncollectible accounts written-off, net of recoveries.