Form 10-Q
period 2005-03-31
EDUCATE INC
filed 2005-05-16
CIK 1286862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐.    No  ☒.

The registrant had 42,586,019 shares of Common Stock outstanding as of May 2, 2005.

EDUCATE, INC.

Educate, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,042	$14,592

Receivables:
Accounts receivable	65,458	43,541
Notes receivable	125	140

	65,583	43,681
Allowance for doubtful accounts	(4,858)	(3,952)

	60,725	39,729

Inventory	4,480	2,891
Prepaid expenses and other current assets	2,453	2,728
Deferred income taxes	501	3,234

Total current assets	74,201	63,174

Property and equipment:
Furniture and fixtures	4,514	4,392
Education materials	5,478	4,225
Computer equipment and software	9,208	8,282
Leasehold improvements	9,506	8,516

	28,706	25,415
Accumulated depreciation and amortization	(11,960)	(10,366)

	16,746	15,049

Intangible assets:
Goodwill	77,563	69,110
Tradenames	139,998	132,425
Franchise license rights	85,821	86,000
Other intangible assets	6,832	4,898

	310,214	292,433
Accumulated amortization	(866)	(678)

	309,348	291,755
Other assets	10,459	11,404

Total assets	$410,754	$381,382

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Balance Sheets (continued)

(Dollar amounts in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$19,276	$16,193
Accrued compensation and related benefits	13,971	13,330
Income taxes payable	549	822
Current portion of long-term debt	2,128	2,102
Deferred revenue	27,514	19,925

Total current liabilities	63,438	52,372

Long-term debt, less current portion	133,133	120,411
Other long-term liabilities	2,587	2,495
Deferred income taxes	7,114	8,403

Total liabilities	206,272	183,681
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.01, 120,000,000 shares authorized, 42,586,019 and 42,585,019 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	426	426
Additional paid-in capital	191,158	191,002
Retained earnings	10,300	2,807
Accumulated other comprehensive income	2,598	3,466

Total stockholders’ equity	204,482	197,701

Total liabilities and stockholders’ equity	$410,754	$381,382

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2005	2004
Revenues
Learning Center:
Franchise services	$14,347	$12,838
Company-owned centers	42,460	30,549

Total Learning Center	56,807	43,387

Catapult Learning	41,448	38,807

Total revenues	98,255	82,194

Costs and expenses
Instructional and franchise operations costs	70,389	59,251
Marketing and advertising	8,374	6,642
Depreciation and amortization	2,082	1,786
General and administrative expenses	3,492	3,476
Non-cash stock compensation expense (* see detail below)	148	—

Total costs and expenses	84,485	71,155

Operating income	13,770	11,039

Other income (expense)
Interest income	93	91
Foreign exchange gains	114	196
Interest expense	(1,891)	(3,495)

Income from continuing operations before income taxes	12,086	7,831

Income tax expense	(4,593)	(2,976)

Income from continuing operations	7,493	4,855
Loss from discontinued operations, net of income tax benefit of $410 in 2004	—	(763)

Net income	$7,493	$4,092

Earnings per common share - basic
Income from continuing operations	$0.18	$0.13
Loss from discontinued operations	$—	$(0.02)

Net income	$0.18	$0.11

Earnings per common share - diluted
Income from continuing operations	$0.17	$0.13
Loss from discontinued operations	$—	$(0.02)

Net income	$0.17	$0.11

* Composition of stock compensation:

Instructional and franchise operations costs	$94
General and administrative expenses	$54

Total	$148

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Three months ended March 31,
	2005	2004
Operating activities
Income from continuing operations	$7,493	$4,855
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
Depreciation	1,723	1,730
Amortization	359	56
Bad debt expense	416	971
Deferred income taxes	4,569	2,125
Non-cash stock compensation	148	—
Gain on foreign currency	(114)	(196)
Other non-cash items	22	209
Changes in operating assets and liabilities:
Receivables	(18,722)	(15,448)
Prepaid expenses and other current assets	560	1,106
Inventory	(217)	152
Accounts payable, accrued expenses, and other current liabilities	(1,466)	248
Income taxes payable	(37)	180
Deferred revenue	5,049	5,292
Accrued compensation and related benefits	(49)	(1,254)
Other assets	2,280	86

Net cash provided by continuing operations	2,014	112

Loss from discontinued operations	—	(763)
Adjustments to reconcile loss from discontinued operations to net cash provided by discontinued operations:
Changes in operating assets and liabilities	—	2,229
Depreciation and other non-cash items	—	122

Net cash provided by operations of discontinued operations	—	1,588

Net cash provided by operating activities	2,014	1,700

Investing activities
Cash paid for acquired businesses, net of cash acquired (including acquisition costs of $1,067 in 2005 and $2 in 2004)	(14,229)	(581)
Cash paid for other intangibles	(1,315)	—
Purchase of property and equipment	(3,454)	(2,179)
Change in other assets	(1,021)	(184)

Net cash used in investing activities	(20,019)	(2,944)
Financing activities
Proceeds from exercise of stock options	4	—
Cash received upon utilization of revolving credit facility	13,000	—
Payments on debt	(3,435)	(1,001)
Change in other long-term liabilities	(206)	—

Net cash provided by (used in) financing activities	9,363	(1,001)

Effect of exchange rate changes on cash	92	(229)

Net change in cash and cash equivalents	(8,550)	(2,474)
Cash and cash equivalents at beginning of period	14,592	20,259

Cash and cash equivalents at end of period	$6,042	$17,785

Included in balance sheet caption:

Cash and cash equivalents	$6,042	$16,264
Assets of discontinued operations held for sale	$—	$1,521
Supplemental Cash Flow Information
Interest paid	$1,739	$2,136
Income taxes paid	$288	$—

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share data)

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Educate, Inc. and subsidiaries (the “Company”) is a national provider of tutoring and other supplemental education services to pre-kindergarten through twelfth grade, or pre-K-12, students. The Company operates through two business segments summarized as follows:

•	The Learning Center segment develops and delivers trusted, personalized tutoring programs through a network of 1,083 franchised and company-owned learning centers in 864 geographical territories in North America operated under the Sylvan brand name, and 986 European franchised and company-owned learning centers operated under the Schulerhilfe brand name. The Learning Center segment also develops and sells educational products and services under the recently-acquired Hooked on Phonics brand name. Sylvan and Hooked on Phonics are two of the most highly recognized brand names in the supplemental education services industry.

•	The Catapult Learning segment, formerly referred to as Institutional Services, provides tutoring, as well as other supplemental education services and special-needs services, to eligible students of public and private schools through government-funded contracts under the Catapult Learning and other brand names.

Beginning in 2005, the Company began including the operations of its Online Learning Services segment in its Learning Center segment. All segment information has been restated to conform to the new presentation.

Basis of Presentation

The unaudited interim financial information as of March 31, 2005 has been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Due principally to the timing of school semesters and holiday schedules, the Company is subject to seasonality on reported revenues and expenses that affect reported results of operations. The Company’s Learning Center segment generally experiences lower revenues in the fourth quarter. Learning Center franchisees pay royalties to the Company based on a percentage of cash receipts. Since customers of these franchisees frequently make payments for services in advance, royalty revenues earned by the Company are higher in periods of increased enrollment, particularly in the spring months prior to commencement of peak summer service periods. In addition, the Company’s Catapult Learning segment generates a disproportionate amount of revenues during the first six months of the calendar year. This occurs because many school districts are on break during the summer months and use the first semester in the fourth calendar quarter to evaluate the specific needs of individual students prior to enrolling students into the Company’s supplemental education programs. In addition, a disproportionate amount of costs associated with the Company’s Catapult Learning segment are incurred and expensed in periods when reported revenue is seasonally at a low point. As a result of these factors, quarter-to-quarter comparisons of results of operation may not be indicative of future results of operations.

Certain amounts previously reported for 2004 have been reclassified to conform to the 2005 presentation.

Summary of Significant Accounting Policies

Stock – Based Compensation

The Company accounts for all stock-based compensation plans using the intrinsic value method. Under the intrinsic value method, if the exercise price of the employee stock option equals the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”) encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement 123 requires the disclosure of pro forma data in the notes to the financial statements if the fair value method is not adopted.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, Continued)

(Dollar amounts in thousands, except per share data)

The Company has granted stock options and restricted common stock to employees and directors. These grants are discussed more fully in Note 10.

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

For all stock options granted after May 14, 2004, the Company used the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Black-Scholes and other option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s common stock has been publicly traded only since September 2004, the expected stock price volatility over the expected life of granted options has been based on published volatility measures of companies in the Company’s industry. These estimates of volatility may change in future periods, and the effects could be material.

The following assumptions were used in calculating pro forma stock compensation expense:

	Three months ended March 31, 2005	Three months ended March 31, 2004
Risk-free interest rate (range)	3.90%-4.08%	2.81%
Expected dividend yield	0.00%	0.00%
Expected life	4 years	4 years
Stock price volatility	46%	*

(*)	Assumption is not applicable to minimum value method

The weighted average estimated fair value of stock-based awards was $5.10 for the three months ended March 31, 2005 and $10.68 for the three months ended March 31, 2004.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, Continued)

(Dollar amounts in thousands, except per share data)

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

	Three months ended March 31, 2005	Three months ended March 31, 2004
Net income as reported	$7,493	$4,092
Stock-based employee compensation expense included in net income as reported, net of tax	92	—
Stock-based employee compensation expense using prescribed fair value based methods, net of tax	(197)	(55)

Pro forma net income	$7,388	$4,037

Earnings per common share—basic
As reported	$0.18	$0.11
Pro forma	$0.17	$0.11

Earnings per common share—diluted
As reported	$0.17	$0.11
Pro forma	$0.17	$0.11

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

Statement 123(R) was originally required to be adopted no later than July 1, 2005. On April 14, 2005 the SEC announced that non-small business registrants would not be required to adopt Statement 123(R) until the first fiscal year beginning after June 15, 2005 which effectively extended the adoption deadline for the Company to January 1, 2006. The Company expects to adopt the standard on January 1, 2006.

2. Acquisitions

On February 8, 2005, the Company acquired all the stock of Gateway Learning Corporation (“HOP”), the owner of the branded “Hooked on Phonics” early reading, math and study skills programs. The results of operations of HOP are included in the Company’s consolidated statements of income beginning February 1, 2005.

The initial purchase price totaled approximately $10,699 including acquisition costs of $966. The Company also extinguished $2,982 of acquired debt at closing. Contingent consideration may be payable to the seller based upon future direct response television advertising spending related to the HOP business. As of March 31, 2005, no amounts are payable under the contingent consideration provisions of the purchase agreement. Additionally, the purchase price is subject to adjustment upon the completion of a review of the working capital obtained at closing.

The purchase price allocation to assets and liabilities acquired is preliminary pending final resolution of the contingencies related to the purchase price and final determination of the valuation of the intangible assets acquired. The purchase price was preliminarily allocated to acquired assets totaling $19,274, including identifiable amortizable and indefinite-lived intangible assets of $727 and $7,994, respectively, and liabilities of $8,575.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, Continued)

(Dollar amounts in thousands, except per share data)

During the first quarter of 2005, the Company purchased 17 Sylvan Learning Center franchised territories. The combined purchase of these territories included cash paid of $5,417, acquisition costs of $101 and the assumption of liabilities of $3,749, which were primarily obligations to provide services to customers.

Pro forma financial information has not been included for these acquisitions because they are not material to the consolidated operations and financial position of the Company.

3. Goodwill

Changes in the carrying amount of goodwill during the period from December 31, 2004 through March 31, 2005 are summarized as follows:

	Learning Center	Catapult Learning	Total
Goodwill at December 31, 2004	$59,559	$9,551	$69,110
Acquisition of franchised learning centers	9,130	—	9,130
Foreign currency translation adjustment	(677)	—	(677)

Goodwill at March 31, 2005	$68,012	$9,551	$77,563

4. Intangible Assets Other Than Goodwill

A summary of other intangible assets at March 31, 2005 and December 31, 2004 is as follows:

	March 31, 2005
	Useful life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Acquired backlog (Learning Center Segment)	0.5	$115	$115	$—
Contract rights (Catapult Learning Segment)	5	1,084	361	723
Schulerhilfe franchise license rights (Learning Center Segment)	25	3,821	302	3,519
Customer list (Learning Center Segment)	1	122	38	84
Internally developed software (Learning Center Segment)	5	5,511	50	5,461

Total intangible assets subject to amortization		10,653	866	9,787

Indefinite-lived intangible assets not subject to amortization:
Tradenames	N/A	139,998	—	139,998
Learning Center franchise license rights	N/A	82,000	—	82,000

Total indefinite-lived intangible assets		221,998	—	221,998

Total intangible assets excluding goodwill		$232,651	$866	$231,785

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, Continued)

(Dollar amounts in thousands, except per share data)

	December 31, 2004
	Useful life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Acquired backlog (Learning Center Segment)	0.5	$115	$115	$—
Contract rights (Catapult Learning Segment)	5	1,084	323	761
Schulerhilfe franchise license rights (Learning Center Segment)	25	4,000	240	3,760
Internally developed software (Learning Center Segment)	5	3,699	—	3,699

Total intangible assets subject to amortization		8,898	678	8,220

Indefinite-lived intangible assets not subject to amortization:
Tradenames	N/A	132,425	—	132,425
Learning Center franchise license rights	N/A	82,000	—	82,000

Total indefinite-lived intangible assets		214,425	—	214,425

Total intangible assets excluding goodwill		$223,323	$678	$222,645

As of March 31, 2005, estimated future amortization expense of intangible assets subject to amortization is as follows:

Year ended December 31:
2005	$1,511
2006	1,740
2007	1,575
2008	1,375
2009	1,197
Thereafter	2,389

$9,787

5. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2005	December 31, 2004
Senior term loan payable to a bank (“2004 Term Loan”) in quarterly installments through March 2011. The loan bears interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company (aggregating to 5.06% per annum at March 31, 2005 and 4.475% at December 31, 2004)	$118,551	$118,851
Borrowings under revolving credit facility maturing April 27, 2009. The borrowings bear interest at the bank’s Eurodollar rate, plus specified margins, as elected by the Company (ranging from 5.33% to 5.38% per annum at March 31, 2005)	13,000	—
Note payable to Laureate, due in semi-annual installments through June 30, 2009. The note does not bear interest, and is recorded net of a discount of $314 at March 31, 2005 and $348 at December 31, 2004	1,865	1,831
Various notes payable bearing interest at fixed rates ranging from 5.00% to 8.00% per annum	1,845	1,831

	135,261	122,513
Less: current portion of long-term debt	(2,128)	(2,102)

Total long-term debt	$133,133	$120,411

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, Continued)

(Dollar amounts in thousands, except per share data)

In order to manage interest rate exposure and to comply with certain covenants of the Company’s credit agreement, the Company has entered into three interest rate swap agreements. A notional amount of $40,000 in variable rate debt has been swapped to a counter party in exchange for a fixed interest rate commitment of 2.58% per annum. A second agreement with a notional amount of $10,000 in variable rate debt has been swapped to a counter party in exchange for a fixed interest rate commitment of 3.44% per annum. These agreements will terminate on July 1, 2006. A third agreement effective from July 1, 2006 through May 1, 2007 with a notional amount of $50,000 in variable rate debt has been swapped to a counter party in exchange for a fixed interest rate commitment of 4.03% per annum. Interest paid under these agreements is recorded as interest expense in the period in which it is incurred.

On April 28, 2005, one of the Company’s consolidated subsidiaries entered into an Amended and Restated Credit Agreement (the “Agreement”) with a bank syndicate, replacing the existing 2004 Term Loan facility. The Agreement provides for an increase in the term loan facility to $140 million and other amendments to lower the interest rate spread over a variable rate, extend the maturities, and provide for increased flexibility in certain other terms and conditions of the term loan facility. No amendments were made to the agreement concerning the revolving credit facility.

At the Company’s election the modified term loan will bear interest at the base rate or Eurodollar rate plus a margin, currently at 200 basis points. Pursuant to the Agreement, quarterly principal payments based upon a 100-year amortization schedule are due until the seventh year, when the remaining balance is due. The obligations under the Agreement are guaranteed by the Company and certain direct and indirect subsidiaries of the Company. These obligations are secured by a senior interest in substantially all of the assets of certain of the consolidated subsidiaries of the Company.

The Agreement includes usual and customary covenants for transactions of this type, including covenants limiting liens on assets of certain of the Company’s subsidiaries, certain asset sales, payment of dividends, incurrence of additional indebtedness, and mergers or making fundamental changes to the business.

The Agreement is expected to constitute a substantial modification of the terms of the prior agreement in accordance with generally accepted accounting principles. Accordingly, the Company currently expects to write off financing costs of approximately $1.5 million related to the prior term facility during the three-month period ending June 30, 2005.

6. Income Taxes

The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The tax provision for the three-month period ended March 31, 2005 is based on the estimated effective tax rate applicable for the full year. Currently, the effective tax rate for the Company for the year ending December 31, 2005 is expected to be 38%. Due to potential changes in the mix of earnings between tax jurisdictions, the Company’s consolidated effective tax rate may fluctuate during 2005.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, Continued)

(Dollar amounts in thousands, except per share data)

7. Stockholders’ Equity

Changes in the Company’s stockholders’ equity during the period December 31, 2004 through March 31, 2005 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
Balance at December 31, 2004	$426	$191,002	$2,807	$3,466	$197,701
Options exercised for purchase of 1,000 shares of common stock (including income tax benefit of $3)		8			8
Non-cash compensation expense		148			148
Comprehensive income:
Net income for the three months ended March 31, 2005			7,493		7,493
Other comprehensive income:
Change in fair value of derivative financial instrument, net of tax of $222				363	363
Foreign currency translation adjustment				(1,231)	(1,231)

Total comprehensive income			7,493	(868)	6,625

Balance at March 31, 2005	$426	$191,158	$10,300	$2,598	$204,482

8. Comprehensive Income

The components of comprehensive income, net of related taxes, are as follows:

	Three months ended March 31, 2005	Three months ended March 31, 2004
Net income	$7,493	$4,092
Foreign currency translation adjustment, net of tax of $(269) in 2005	(1,231)	(1,005)
Change in fair value of derivative financial instrument, net of tax of $222 and $(182) in 2005 and 2004, respectively	363	(297)

Comprehensive income	$6,625	$2,790

9. Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, Continued)

(Dollar amounts in thousands, except per share data)

A reconciliation of the numerators and denominators for basic and diluted earnings per common share are as follows:

	Three months ended March 31, 2005	Three months ended March 31, 2004
Numerator
Income from continuing operations	$7,493	$4,855
Loss from discontinued operations	—	(763)

Net income	$7,493	$4,092

Denominator (shares in 000’s)
Basic:
Weighted-average shares outstanding	42,586	36,800

Diluted:
Weighted-average shares outstanding	42,586	36,800
Dilutive effect of stock options	1,436	542

Total	44,022	37,342

Earnings per common share—basic
Income from continuing operations	$0.18	$0.13
Loss from discontinued operations	—	(0.02)

Net income	$0.18	$0.11

Earnings per common share—diluted
Income from continuing operations	$0.17	$0.13
Loss from discontinued operations	—	(0.02)

Net income	$0.17	$0.11

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

During 2004, the Company adopted a stock option plan that provides for the granting of options to purchase up to 700,000 shares of common stock to selected employees and directors of the Company. At December 31, 2004 options to purchase 194,000 shares of common stock had been granted under this plan with a weighted average exercise price of $11.76 per share. Of this amount, 16,000 shares immediately vested with the balance vesting ratably over four years. Options under this plan expire 10 years after the grant date.

During the period from January 1, 2005 through March 31, 2005 the Company issued options to purchase 83,000 shares of common stock to employees of the Company with a weighted average exercise price of $12.60 per share. Options will vest ratably over a four-year period.

At March 31, 2005 the Company had outstanding options to purchase 3,830,409 shares of common stock at a weighted average exercise price of $4.62 per share.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, Continued)

(Dollar amounts in thousands, except per share data)

11. Businesses and Geographic Segment Information

The Company is organized on the basis of educational services provided and segments are business units that offer distinct services. Beginning in 2005, the Company began to manage the operations of its previous Online Learning Services segment within its Learning Center segment, and accordingly now has two operating segments. All segment information has been restated to conform to the new presentation. The segments are managed separately as they have different customer bases and delivery channels. Reportable segments are as follows:

•	Learning Center segment develops and delivers trusted, personalized tutoring programs primarily through a network of 1,083 franchised and company-owned learning centers in 864 geographical territories in North America operated under the Sylvan brand name, and 986 European franchised and company-owned learning centers operated under the Schulerhilfe brand name. The Learning Center segment also develops and sells educational products and services under the recently-acquired Hooked on Phonics brand name. Sylvan and Hooked on Phonics are two of the most highly recognized brand names in the supplemental education services industry.

•	Catapult Learning segment, formerly Institutional Services, provides tutoring, as well as other supplemental education services and special-needs services, to public and private schools through government-funded contracts under the Catapult Learning and other brand names.

The Company evaluates performance and allocates resources based on operating income. There are no significant intercompany sales or transfers.

The following tables set forth information on the Company’s reportable segments:

Three months ended March 31, 2005	Learning Center	Catapult Learning	Total
Revenues	$56,807	$41,448	$98,255

Segment profit before depreciation and amortization	12,382	7,110	19,492
Depreciation and amortization	(1,235)	(438)	(1,673)

Segment profit	$11,147	$6,672	$17,819

Segment assets	$342,400	$61,097	$403,497
Total expenditures for additions to long-lived assets	4,919	1,297	6,216

Three months ended March 31, 2004	Learning Center	Catapult Learning	Total
Revenues	$43,387	$38,807	$82,194

Segment profit before depreciation and amortization	10,394	5,907	16,301
Depreciation and amortization	(929)	(466)	(1,395)

Segment profit	$9,465	$5,441	$14,906

Segment assets	$285,934	$60,129	$346,063
Total expenditures for additions to long-lived assets	2,674	422	3,096

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, Continued)

(Dollar amounts in thousands, except per share data)

The following tables reconcile the reported information on segment profit to income from continuing operations before income taxes reported in the consolidated statements of income:

	Three months ended March 31, 2005	Three months ended March 31, 2004
Segment profit	$17,819	$14,906
Corporate depreciation and amortization	(409)	(391)
General and administrative costs	(3,492)	(3,476)
Non-cash stock compensation expense	(148)	—
Other income (expense)	(1,684)	(3,208)

Income from continuing operations before income taxes	$12,086	$7,831

Revenues by geographic area are as follows:

	Three months ended March 31, 2005	Three months ended March 31, 2004
United States	$89,296	$74,894
Other	8,959	7,300

Consolidated total	$98,255	$82,194

Revenues are attributed to countries based on the location of the customer. No country other than the United States represents more than 10% of consolidated revenues. Substantially all long-lived assets are located in the United States.

Educate, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes to those statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes to those statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Information Regarding Forward-Looking Statements

The statements contained herein include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include information about possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and are generally accompanied by words such as “may,” “will,” “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should” or similar expressions or the negative of such words or expressions. These statements also relate to the Company’s contingent payment obligations relating to acquisitions, future capital requirements, potential acquisitions and the Company’s future development plans and are based on current expectations. Forward-looking statements involve various risks, uncertainties and assumptions. The Company’s actual results may differ materially from those expressed in these forward-looking statements.

Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. The following factors might cause such a difference: the development and expansion of the Sylvan Learning Center franchise system; changes in the relationships among Sylvan Learning Center and its franchisees; the Company’s ability to effectively manage business growth; changes in the Company’s ability to effectively integrate recently acquired companies; increased competition from other educational service providers; changes in laws and government policies and programs; changes in the acceptance of the Company’s services by institutional customers and consumers; changes in customer relationships; the seasonality of operating results; global economic conditions, including interest and currency rate fluctuations; and inflation rates. Additional information regarding these and other risk factors and uncertainties are set forth from time to time in the Company’s filings with the Securities and Exchange Commission, available for viewing on the Company’s website www.educate-inc.com. These forward-looking statements are based on estimates, projections, beliefs and assumptions of management and speak only as of the date made and are not guarantees of future performance. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable securities law.

Overview

We are a leading national provider of tutoring and other supplemental education services to pre-kindergarten through twelfth grade, or pre-K-12 students. We operate through two business segments that served more than 320,000 students in 2004.

Our Learning Center segment develops and delivers trusted diagnostic, prescriptive tutoring programs primarily through a network of franchised and company-owned learning centers located primarily in North America operating under the Sylvan brand name. The Learning Center segment also develops and sells educational products and services under the recently-acquired Hooked on Phonics brand name. Sylvan and Hooked on Phonics are two of the most highly recognized brand names in the supplemental education services industry.

Our Catapult Learning segment, formerly referred to as Institutional Services, provides tutoring, as well as other supplemental education services and special needs services, to eligible students in public and private schools through government-funded contracts under the Catapult Learning and other brand names.

We have experienced significant growth over the last five years. We expect that both of our business segments will continue to benefit from economic and government policy trends in the education marketplace. Parents have become more proactive in seeking education services that supplement their children’s education and are increasingly willing to pay for these services largely due to the increase in economic value of a college degree relative to a high school diploma. In addition, increased education spending by government authorities has also opened the market for services provided by the Company. The passage of the No Child Left Behind Act in 2002 created a federally funded program serving students in poor performing schools. Through the provision of education services to school districts under the No Child Left Behind, or NCLB, program, the Catapult Learning segment has achieved significant revenue growth during the current and prior school years. We continue to see strong growth opportunities for NCLB services as more states adopt programs and testing standards to address federal requirements.

Educate, Inc.

Seasonality and Other Quarterly Fluctuations

	2005	2004
	First Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
		(Dollars in Millions)
Revenues:
Learning Center	$56.8	$43.4	$50.0	$48.6	$39.3
Catapult Learning	41.5	38.8	37.3	13.8	29.1

Total revenues	$98.3	$82.2	$87.3	$62.4	$68.4
Percentage of revenues (1)	N/A	27%	29%	21%	23%
Operating income	$13.8	$11.0	$8.1	$7.6	$4.6
Income from continuing operations	$7.5	$4.9	$0.5	$1.9	$1.9

(1)	Represents percentage of total annual revenues.

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

First Quarter. In our Learning Center segment, we experience increased enrollments as a result of the initiation of advertising and increased parental focus on their children’s performance associated with the receipt of academic results from the first part of the school year. Our royalties increase as our franchisees begin to receive advance payment for services to be provided in the summer time period. In our Catapult Learning segment, we deliver services under NCLB and other programs during this quarter.

Second Quarter. In our Learning Center segment, we experience a higher level of revenues as we benefit from our continued investment in advertising, delivery of services in our company-owned territories and increased receipts of franchise royalties due to prepayment for summer programs. In our Catapult Learning segment, we complete delivery of our NCLB and other institutional services in conjunction with the ending of the school year.

Third Quarter. The third quarter marks the peak delivery of services in our Learning Center segment. We recognize revenue as we deliver these services in our company-owned territories. However, with respect to our franchised territories, our royalties decline as the cash receipts our franchisees receive from their customers decline from peak second quarter levels. Due to summer vacation, we provide limited services in our Catapult Learning segment during this period, which results in the lowest segment revenue for the year. However, we gain significant visibility for the upcoming year because the majority of our institutional contracts are renewed during the third quarter.

Fourth Quarter. In our Learning Center segment, enrollments are at their lowest levels of the year as a result of lower advertising expenditures, students taking a greater number of vacations during the holiday season and parental optimism towards their children’s improved school performance associated with the beginning of a new school year. In addition, we experience lower revenues from franchise royalties in the fourth quarter as a result of prepayments by our franchisees’ customers in earlier quarters. In our Catapult Learning segment, we incur significant start-up costs in connection with preparation of our NCLB programs.

Other. The timing of school year contracts, advertising spending and critical enrollment periods can affect our revenues at any time during the year.

As a result of the foregoing factors, we believe that quarter-to-quarter comparisons of our results of operations may not be a fair indicator and should not be relied upon as a measure of our future performance.

Educate, Inc.

Results of Operations

Comparison of results for the quarter ended March 31, 2005 and 2004.

	Quarter Ended March 31		% Increase (Decrease)
	2005	2004
	(Dollars in Millions)
Revenues
Learning Center:
Franchise services	$12.9	$11.7	10%
Company-owned centers	35.7	24.8	44%
European	8.2	6.9	19%

	56.8	43.4	31%
Catapult Learning:
School Services and Special Needs	25.1	27.1	(7)%
NCLB	16.4	11.7	40%

	41.5	38.8	7%

Total	$98.3	$82.2	20%

Business Metrics
Sylvan Learning revenue growth:
Same territory (1)	5%	3%
Same center (2)	4%	2%

Number of Sylvan Learning Territories (3)
Franchise	736	739	0%
Company-owned	128	86	49%

Total	864	825	5%

Number of Sylvan Learning Centers (4)
Franchise	898	878	2%
Company-owned	185	138	34%

Total	1,083	1,016	7%

(1)	“Same Territory” amounts include the results of territories for the identical months for each period presented in the comparison, commencing with the 13th full month each territory has been operating. Same territory growth is presented as the aggregate Educate revenue growth for franchise or company-owned territories during the period. A territory reflects the geographically specified area where an operator has the right to provide services under a Sylvan franchise agreement. Same territory amounts include revenue from additional centers opened in existing territories.
(2)	“Same Center” amounts include the results of centers for the identical months for each period presented in the comparison, commencing with the 13th full month each center has been operating. Same center growth is presented as the aggregate Educate revenue growth for franchise or company-owned centers during the period.
(3)	Number of Sylvan Learning territories at period end.
(4)	Number of Sylvan Learning centers at period end.

Revenues. The increase in revenue during the first quarter of 2005 of $16.1 million compared to the same quarter of the prior year was primarily due to the acquisition of Gateway Learning Corporation and the Hooked on Phonics product line as well as acquisitions of Sylvan Learning Centers from franchisees and growth in revenue of existing company-owned centers of $10.9 million. European revenues increased $1.3 million and franchise services revenues grew by $1.2 million compared to the same period of 2004. In the Catapult Learning segment, there was a 40% increase in NCLB service revenues, or $4.7 million, partially offset by decreases in revenues of the school services and special needs businesses compared to the same period of 2004.

Educate, Inc.

Learning Center—Revenues from company-owned territories increased primarily as a result of the acquisition of 46 company-owned territories after March 31, 2004. Our combined same territory revenue growth increased 5% in the quarter ended March 31, 2005 compared to the same period of 2004. Franchise services revenues increased $1.2 million as a result of same territory royalty growth and increased educational program sales to franchisees during the quarter.

European revenues, reflecting both company-owned territory and franchise results, increased $1.3 million due to company-owned territory growth of $0.8 million and the effects of a $0.5 million benefit from a favorable foreign currency exchange environment. Revenues for the Learning Center segment represented 58% of our total revenues for the quarter ended March 31, 2005.

Catapult Learning—Revenues increased as a result of the continued growth in our NCLB supplemental service program of $4.7 million, which began during the 2002-2003 school year. Our school services business experienced a decrease in revenue of $1.1 million due to planned reductions in several non-strategic contracts primarily in our CareerStarters programs. In addition, our special needs business has experienced a $0.9 million decrease in revenues due to reduced staffing availability of speech therapists. Revenues for the Catapult Learning segment accounted for 42% of our total revenues for the quarter ended March 31, 2005.

	Quarter Ended March 31		% Increase (Decrease)
	2005	2004
	(Dollars in millions)
Segment Operating Costs
Learning Center	$45.7	$34.0	34%
Catapult Learning	34.8	33.3	4%

Total Segment Operating Costs	80.5	67.3	20%
Segment Profit
Learning Center	11.1	9.5	17%
Catapult Learning	6.7	5.4	24%

Total Segment Profit	17.8	14.9	19%
Corporate Expenses
Corporate depreciation and amortization expenses	.4	.4	0%
General administrative expenses	3.5	3.5	0%
Non-cash stock compensation expense	.1	—	100%
Interest expense (net)	1.8	3.4	(47)%
Foreign exchange gains	(0.1)	(0.2)	(50)%
Income tax expense	4.6	2.9	59%

Total Corporate Expenses	10.3	10.0	3%

Income from continuing operations	$7.5	$4.9	53%

Segment Profit Margin

Learning Center	20%	22%
Catapult Learning	16%	14%

Segment Operating Costs. Segment operating costs increased primarily due to the expansion of company-owned Learning Center territories, the delivery of NCLB services, and the acquisition of Gateway Learning Corporation.

Learning Center—Segment operating costs increased to 80% of operating revenue for the quarter ended March 31, 2005 compared to 78% in the first quarter of 2004. Reduced labor costs in our existing company-owned territories were offset by the additional costs associated with operating and integrating company-owned territories acquired in the first quarter of 2005 and the last nine months of 2004. Segment costs also increased due to the acquisition of Gateway Learning Corporation and the launch of online tutorial services to customers during the first quarter of 2005. Company-owned territory expenses increased primarily as a result of instructional costs associated with 46 additional company-owned territories. European expenses related to Schülerhilfe increased by $0.9 million, related to $0.5 million in higher costs to support revenue growth and an unfavorable impact of $0.4 million from foreign currency exchange rate movements.

Educate, Inc.

Catapult Learning—Costs increased by $1.5 million, or 4% primarily due to the expansion of our new NCLB business. Segment operating costs as a percentage of segment revenue decreased 2% from 86% for the quarter ended March 31, 2004 to 84% for the first quarter of 2005.

Segment Profit Margin. Learning Center segment profit margins decreased in the first quarter of 2005 to 20% compared to the prior year period at 22%. The decreased margin is primarily related to additional costs associated with operating and integrating additional company-owned territories acquired and the related shift in revenue mix from franchise revenues to company-owned territory revenues. Catapult Learning segment profit margins were 16% for the three months ended March 31, 2005, up 2% from the prior year at 14% due primarily to the focus on contracts with higher margins.

Corporate Expenses. Corporate expenses before interest expense and income taxes were $3.9 million in the first quarter of 2005 and $3.7 million in the first quarter of 2004, but declined as a percentage of revenue from 4.5% in the first quarter of 2004 to 4.0% in the first quarter of 2005. Net interest expense in the first quarter of 2005 declined $1.6 million, primarily as a result of refinancing the senior term loan and repayment of the subordinated note payable to Laureate. Income from continuing operations increased in the 2005 period due to increased segment profits. Our income tax expense increased to $4.6 million for the three months ended March 31, 2005 from $2.9 million for the three months ended March 31, 2004. This was due to increased income before income taxes. Our effective income tax rate was 38% for both periods.

Liquidity and Capital Resources

	Quarter ended March 31, 2005	Quarter ended March 31, 2004
	(Dollars in Millions)
Beginning cash balance	$14.6	$20.3
Operating activities – continuing operations	2.0	0.1
Operating activities – discontinued operations	—	1.6
Investing activities	(20.0)	(2.9)
Financing activities	9.3	(1.0)
Effect of exchange rates	.1	(0.3)

Ending cash balance	$6.0	$17.8

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

Our working capital requirements are favorably impacted by the fact that in our largest segment, the Learning Center segment, our operations generate positive working capital even during growth periods. The learning center business has the favorable working capital attribute that parents must pay in advance of service. Therefore, company-owned territories have the benefit of customer prepayment and, in connection with franchise territories, we receive royalty payments from franchisees based upon net cash collected in the prior month. Our working capital needs are greater in our Catapult Learning segment because our customers are primarily public school districts that pay us in arrears, often 60 days or longer after we perform our services. As our revenues in the Catapult Learning segment increase as a result of the expected expansion of our NCLB business, our working capital requirements will also increase to fund the seasonal growth of accounts receivable.

For the quarters ended March 31, 2005 and March 31, 2004, our cash flows from continuing operations were $2.0 million and $0.1 million, respectively. The increase of $1.9 million was attributed primarily to an increase in income from continuing operations before non-cash charges of $4.9 million for the quarter ended March 31, 2005. The increase was offset by an increase in working capital. The reported income from continuing operations for the quarter ended March 31, 2005 included significant non-cash elements such as deferred income taxes of $4.5 million and depreciation and amortization of $2.1 million. The working capital increase consisted primarily of seasonal increases in accounts receivable of $18.7 million and a decrease in accounts payable and accrued expenses of $1.5 million.

Our investing activities have historically consisted of investments in property and equipment and acquisitions of franchised learning territories and other businesses. Our ability to make future acquisitions and investments in property and equipment will be dependent on the cash flows we generate from our operations and our ability to obtain additional capital.

Educate, Inc.

During the three-month period ended March 31, 2005, we used $8.7 million of cash to acquire Gateway Learning Corporation net of cash acquired. We invested an additional $5.5 million in learning center acquisitions and $4.7 million in property and equipment and other intangible assets.

During the first quarter of 2005, we borrowed $13.0 million under our revolving credit facility to finance the acquisition of Gateway Learning Corporation and repay debt assumed in the acquisition.

As described more fully in the unaudited Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on April 28, 2005 the Company amended their term loan facility, increasing the term loans outstanding from $118.6 million at March 31, 2005 to $140.0 million. The revolving credit borrowings of $13.0 million were immediately repaid, and the remaining $8.4 million was available for use in operations, acquisitions or other investments. As a result of the repayment of the borrowings under the revolving credit facility, the Company has $30 million of available credit through that facility as of April 28, 2005.

We believe that cash flow from operations, available cash and existing credit facilities will be sufficient to meet our operating requirements, including expansion of our existing business, acquisition of centers, funding of program and software development and operating costs through at least the end of 2006. Our future capital requirements will depend on many factors, including our rate of revenue growth, center acquisitions and new company-owned center development, the expansion of sales and marketing activities, the timing of introductions of new services and enhancements to existing programs. We expect that we will, from time to time, continue to consider opportunities in the educational services industry for potential acquisitions of companies that complement our overall business strategy.

Contingent Matters

We have guaranteed certain bank loans of franchisees related to financing the purchase of educational programs and other purchased instructional material. Of the $.75 million of available credit under this program, $.24 million was outstanding at March 31, 2005. These guarantees are secured by the assets of the business of the individual franchisee utilizing this financing arrangement.

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

Our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2004.

Educate, Inc.

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

Statement 123(R) was originally required to be adopted no later than July 1, 2005. On April 14, 2005 the SEC announced that non-small business registrants would not be required to adopt Statement 123(R) until the first fiscal year beginning after June 15, 2005 which effectively extended the adoption deadline for the Company to January 1, 2006. The Company expects to adopt the standard on January 1, 2006. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of proforma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt the provisions of Statement 123(R) on January 1, 2006, using the modified prospective method. Unvested stock-based awards issued prior to May 14, 2004 and disclosed in the financial statements using the minimum value method (rather than the estimated fair value using the Black-Sholes option pricing model) will be accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Awards issued after May 14, 2004 and through June 30, 2005 that have not vested will be accounted for at the date of adoption using the same estimate of the grant-date fair value disclosed in the historical financial statements. See also Note 1, Stock-Based Compensation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks, which exist as part of our ongoing business operations. We use derivative financial instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note 1 within Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004 for further information on accounting policies related to derivative financial instruments.

Foreign Currency Risk

In the first quarter of 2005, approximately 9% of our revenues were derived from customers outside the United States. Most of this business is transacted through international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize our exchange rate exposure to operating margins. A hypothetical 10% adverse change in average annual foreign currency movements would have decreased both net income and cash flows for the three months ended March 31, 2005 by $0.1 million. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. We generally view our investment in foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on our net investment in foreign subsidiaries are reflected in other comprehensive income (loss). A hypothetical 10% average change in depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in our net investment in foreign subsidiaries of approximately $2.1 million at March 31, 2005.

Educate, Inc.

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

Note 5 of the Notes to Consolidated Financial Statements (Unaudited) of Educate, Inc. in this Quarterly report on Form 10-Q, provides information on our significant indebtedness. The total notional amount of interest rate swaps at March 31, 2005 was $50.0 million, representing a settlement asset of $0.9 million. Assuming average variable rate debt levels, a one percentage point increase in interest rates would have increased interest expense by approximately $0.2 million in the three months ended March 31, 2005.

All the potential impacts noted above are based on sensitivity analysis performed on our financial position at March 31, 2005. Actual results may differ materially.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15e of the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that the Company files or submits under the Exchange Act has been appropriately recorded, processed, summarized and reported. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

The Company’s management, including the principal executive and principal financial officers, has evaluated any changes in the internal controls over financial reporting as defined in Rules 13a – 15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended March 31, 2005, and has concluded that there was no change that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various lawsuits in the ordinary course of business, usually related to employment matters or commercial disputes. The Company maintains liability insurance to cover claims over a deductible amount. In the opinion of management, amounts accrued for exposure relating to legal proceedings are adequate and, accordingly, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

Educate, Inc.

ITEM 6. EXHIBITS

Index Number
3.1	Amended and Restated Certificate of Incorporation of Educate, Inc., a Delaware corporation (1)

3.2	Amended and Restated By-laws of Educate, inc., a Delaware corporation (2)

10.1	$170,000,000 Amended and Restated Credit Agreement, dated as of April 28, 2005, among Educate Operating Company, LLC, the several banks and other financial institutions party thereto, Merrill Lynch Capital, as documentation agent and JPMorgan Chase Bank, N.A., as administrative agent.

10.2	First Amendment, dated as of April 28, 2005, to the Guarantee and Collateral Agreement, dated as of April 27, 2004, among Educate, Inc., Educate Operating Company, LLC and the other guarantors party thereto in favor of JP Morgan Chase Bank, N.A. as administrative agent for the banks and other financial institutions party to the Amended and Restated Credit Agreement.

31.1	Certification of R. Christopher Hoehn-Saric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kevin Shaffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of R. Christopher Hoehn-Saric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin Shaffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed on September 22, 2004.
(2)	Incorporated by reference to the Registrant’s Registration Statement originally filed on May 14, 2004 and declared effective on September 22, 2004.

Educate, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Educate, Inc.

Date: May 16, 2005	/s/ Kevin E. Shaffer
Kevin E. Shaffer, Chief Financial Officer