Form 10-Q
period 2005-06-30
EDUCATE INC
filed 2005-08-12
CIK 1286862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

The registrant had 42,632,302 shares of Common Stock outstanding as of August 5, 2005.

EDUCATE, INC.

Educate, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,681	$14,592

Receivables:
Accounts receivable	64,081	43,541
Notes receivable	118	140

	64,199	43,681
Allowance for doubtful accounts	(5,332)	(3,952)

	58,867	39,729

Inventory	5,052	2,891
Prepaid expenses and other current assets	5,208	2,728
Deferred income taxes	500	3,234

Total current assets	84,308	63,174

Property and equipment:
Furniture and fixtures	4,702	4,392
Education materials	7,010	4,225
Computer equipment and software	10,378	8,282
Leasehold improvements	11,122	8,516

	33,212	25,415
Accumulated depreciation and amortization	(13,748)	(10,366)

	19,464	15,049

Intangible assets:
Goodwill	96,456	69,110
Tradenames	140,020	132,425
Franchise license rights	85,568	86,000
Other intangible assets	7,863	4,898

	329,907	292,433
Accumulated amortization	(1,150)	(678)

	328,757	291,755
Other assets	8,182	11,404

Total assets	$440,711	$381,382

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Balance Sheets (continued)

(Dollar amounts in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$22,883	$16,193
Accrued compensation and related benefits	14,099	13,330
Income taxes payable	1,867	822
Current portion of long-term debt	2,398	2,102
Deferred revenue	33,000	19,925
Other current liabilities	221	—

Total current liabilities	74,468	52,372

Long-term debt, less current portion	140,942	120,411
Other long-term liabilities	4,161	2,495
Deferred income taxes	8,161	8,403

Total liabilities	227,732	183,681
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.01, 120,000,000 shares authorized, 42,606,502 and 42,585,019 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	426	426
Additional paid-in capital	191,425	191,002
Retained earnings	20,278	2,807
Accumulated other comprehensive income	850	3,466

Total stockholders’ equity	212,979	197,701

Total liabilities and stockholders’ equity	$440,711	$381,382

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Operations

(Dollar amounts in thousands, except per share data)

(unaudited)

	Three months ended June 30,
	2005	2004
Revenues
Learning Center:
Franchise services	$15,218	$13,818
Company-owned centers	51,443	36,096

Total Learning Center	66,661	49,914
Catapult Learning	36,390	37,338

Total revenues	103,051	87,252

Costs and expenses
Instructional and franchise operations costs	70,006	59,305
Marketing and advertising	8,369	6,642
Depreciation and amortization	1,954	1,858
General and administrative expenses	3,124	2,906
Non-cash stock compensation expense (* see detail below)	148	8,401

Total costs and expenses	83,601	79,112

Operating income	19,450	8,140

Other income (expense)
Interest income	54	45
Foreign exchange gain/(loss)	1	(6)
Interest expense	(1,906)	(2,578)
Other financing costs	(1,506)	(4,842)

Income from continuing operations before income taxes	16,093	759

Income tax expense	(6,115)	(288)

Income from continuing operations	9,978	471
Loss from discontinued operations, net of income tax benefit of $517 in 2004	—	(958)

Net income (loss)	$9,978	$(487)

Dividends per common share	$—	$0.24

Earnings (loss) per common share - basic
Income from continuing operations	$0.23	$0.01
Loss from discontinued operations	$—	$(0.02)

Net income (loss)	$0.23	$(0.01)

Earnings (loss) per common share - diluted
Income from continuing operations	$0.23	$0.01
Loss from discontinued operations	$—	$(0.02)

Net income (loss)	$0.23	$(0.01)

* Composition of stock compensation:
Instructional and franchise operations costs	$94	$600
General and administrative expenses	$54	$7,801

Total	$148	$8,401

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Operations

(Dollar amounts in thousands, except per share data)

(unaudited)

	Six months ended June 30,
	2005	2004
Revenues
Learning Center:
Franchise services	$29,565	$26,652
Company-owned centers	93,903	66,649

Total Learning Center	123,468	93,301
Catapult Learning	77,838	76,145

Total revenues	201,306	169,446

Costs and expenses
Instructional and franchise operations costs	140,395	118,234
Marketing and advertising	16,742	13,606
Depreciation and amortization	4,036	3,644
General and administrative expenses	6,616	6,383
Non-cash stock compensation expense (* see detail below)	297	8,401

Total costs and expenses	168,086	150,268

Operating income	33,220	19,178

Other income (expense)
Interest income	147	135
Foreign exchange gain/(loss)	116	(10)
Interest expense	(3,798)	(5,871)
Other financing costs	(1,506)	(4,842)

Income from continuing operations before income taxes	28,179	8,590

Income tax expense	(10,708)	(3,264)

Income from continuing operations	17,471	5,326
Loss from discontinued operations, net of income tax benefit of $927 in 2004	—	(1,721)

Net income	$17,471	$3,605

Dividends per common share	$—	$0.24

Earnings per common share - basic
Income from continuing operations	$0.41	$0.14
Loss from discontinued operations	$—	$(0.04)

Net income	$0.41	$0.10

Earnings per common share – diluted
Income from continuing operations	$0.40	$0.14
Loss from discontinued operations	$—	$(0.05)

Net income	$0.40	$0.09

* Composition of stock compensation:
Instructional and franchise operations costs	$189	$600
General and administrative expenses	$108	$7,801

Total	$297	$8,401

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands) (unaudited)

	Six months ended June 30,
	2005	2004
Operating activities
Income from continuing operations	$17,471	$5,326
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation	3,502	3,494
Amortization	534	150
Bad debt expense	624	1,090
Deferred income taxes	5,286	677
Amortization of products sold	329	—
Non-cash stock compensation	297	8,401
Other financing costs	1,506	4,842
Foreign currency exchange (gain) loss	(116)	10
Other non-cash items	(6)	374
Changes in operating assets and liabilities:
Receivables	(17,282)	(11,236)
Prepaid expenses and other current assets	998	843
Inventory	(796)	(301)
Accounts payable, accrued expenses, and other current liabilities	(2,950)	(4,099)
Income taxes payable	1,680	1,272
Deferred revenue	5,849	5,205
Accrued compensation and related benefits	146	140
Other assets	4,045	2,444

Net cash provided by continuing operations	21,117	18,632

Loss from discontinued operations	—	(1,721)
Adjustments to reconcile loss from discontinued operations to net cash provided by discontinued operations:
Changes in operating assets and liabilities	—	1,759
Depreciation and other non-cash items	—	258

Net cash provided by discontinued operations	—	296

Net cash provided by operating activities	21,117	18,928

Investing activities
Cash paid for acquired businesses, net of cash acquired (including acquisition costs of $1,334 in 2005 and $232 in 2004)	(28,154)	(1,940)
Cash paid for internally developed software	(2,582)	(970)
Purchases of property and equipment	(8,012)	(4,384)
Change in other assets	(1,006)	(3,814)

Net cash used in investing activities	(39,754)	(11,108)

Financing activities
Proceeds from exercise of stock options	146	638
Borrowings on revolving credit facility	13,000	—
Payments on revolving credit facility	(13,000)	—
Cash received upon issuance of debt	140,000	170,000
Payments on debt	(122,595)	(164,744)
Dividends paid	—	(9,000)
Deferred financing costs	(427)	(2,499)
Change in other long-term liabilities	1,591	—

Net cash provided by (used in) financing activities	18,715	(5,605)

Effect of exchange rate changes on cash	11	(345)

Net change in cash and cash equivalents	89	1,870
Cash and cash equivalents at beginning of period	14,592	20,260

Cash and cash equivalents at end of period	$14,681	$22,130

Included in balance sheet caption:
Cash and cash equivalents	$14,681	$21,609
Assets of discontinued operations held for sale	$—	$521
Supplemental cash flow information:
Interest paid	$3,718	$9,849
Income taxes paid	$3,308	$—

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share data)

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Educate, Inc. and subsidiaries (the “Company”) is a national provider of tutoring and other supplemental education services to pre-kindergarten through twelfth grade, or pre-K-12, students. The Company is organized on the basis of educational services provided, and segments are business units that offer distinct services. Beginning in 2005, the Company began to manage the operations of its previous Online Learning Services segment within its Learning Center segment, and accordingly now has two operating segments. All segment information has been restated to conform to the new presentation. The segments are managed separately as they have different customer bases and delivery channels. Reportable segments are as follows:

•	The Learning Center segment develops and delivers trusted, personalized tutoring programs through a network of 1,103 franchised and company-owned learning centers in 879 geographical territories in North America operated under the Sylvan brand name, and 986 European franchised and company-owned learning centers operated under the Schulerhilfe brand name. The Learning Center segment offers online instruction in participating franchised and company-owned territories through Sylvan Online. The Learning Center segment also develops and sells educational products and services under the recently-acquired Hooked on Phonics brand name. Sylvan and Hooked on Phonics are two of the most highly recognized brand names in the supplemental education services industry.

•	The Catapult Learning segment, formerly referred to as Institutional Services, provides tutoring, as well as other supplemental education services and special-needs services, to eligible students of public and private schools through government-funded contracts under the Catapult Learning and other brand names.

Basis of Presentation

The unaudited interim financial information as of June 30, 2005, for the three-month and six-month periods then ended, and for the comparable periods of the prior year, has been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Due principally to the timing of school semesters and holiday schedules, the Company is subject to seasonality of reported revenues and expenses that affect reported results of operations. The Company’s Learning Center segment generally experiences lower revenues in the fourth quarter. Learning Center franchisees pay royalties to the Company based on a percentage of cash receipts. Since customers of these franchisees frequently make payments for services in advance, royalty revenues earned by the Company are higher in periods of increased enrollment, particularly in the spring months prior to commencement of peak summer service periods. In addition, the Company’s Catapult Learning segment generates a disproportionate amount of revenues during the first six months of the calendar year. This occurs because many school districts are on break during the summer months and use the first semester which occurs primarily in the fourth calendar quarter to evaluate the specific needs of individual students prior to enrolling students into the Company’s supplemental education programs. In addition, a disproportionate amount of costs associated with the Company’s Catapult Learning segment are incurred and expensed in periods when reported revenue is seasonally at a low point. As a result of these factors, quarter-to-quarter comparisons of results of operation may not be indicative of future results of operations.

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

(Dollars in thousands, except per share data)

The Company has granted stock options and restricted common stock to employees and directors. These grants are discussed more fully in Note 10.

Pro forma net income and earnings per share data have been determined as if the Company had accounted for its stock-based awards using the prescribed fair value based method. For all grants prior to May 14, 2004, the date the Company filed a registration statement with the Securities and Exchange Commission (SEC) to sell its common stock in a public offering, the Company used the minimum value method. The minimum value method assumes that the fair value of an award is equal to the excess of the fair value of the underlying common stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option.

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

The following assumptions were used in calculating pro forma stock compensation expense:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Risk-free interest rate (range)	3.81%	3.54%	3.81-4.08%	2.99%-3.54%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	4 years	4 years	4 years	4 years
Stock price volatility	46%	46%	46%	46%

The weighted average estimated fair value of stock-based awards was $5.41 and $5.21 for the three and six months ended June 30, 2005, respectively, and $9.64 and $9.75 for the three and six months ended June 30, 2004, respectively.

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$9,978	$(487)	$17,471	$3,605
Stock-based employee compensation expense included in net income (loss) as reported, net of tax	92	5,209	185	5,212
Stock-based employee compensation expense using prescribed fair value based methods, net of tax	(157)	(5,308)	(354)	(5,363)

Pro forma net income (loss)	$9,913	$(586)	$17,302	$3,454

Earnings (loss) per common share—basic
As reported	$0.23	$(0.01)	$0.41	$0.10
Pro forma	$0.23	$(0.02)	$0.41	$0.09

Earnings (loss) per common share—diluted
As reported	$0.23	$(0.01)	$0.40	$0.09
Pro forma	$0.23	$(0.02)	$0.39	$0.09

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, Continued)

(Dollars in thousands, except per share data)

New Accounting Pronouncement

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of Statement 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) was originally required to be adopted no later than July 1, 2005. On April 14, 2005, the SEC announced that non-small business registrants would not be required to adopt Statement 123(R) until the first fiscal year beginning after June 15, 2005, which effectively extended the adoption deadline for the Company to January 1, 2006. The Company expects to adopt the standard on January 1, 2006. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date; or

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of proforma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt the provisions of Statement 123(R) on January 1, 2006, using the modified prospective method. Unvested stock-based awards issued prior to May 14, 2004 and disclosed in the financial statements using the minimum value method (rather than the estimated fair value using the Black-Scholes option pricing model) will be accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Awards issued after May 14, 2004 and through December 31, 2005 that have not vested will be accounted for at the date of adoption using the same estimate of the grant-date fair value disclosed in the historical financial statements. See also Note 1, Stock-Based Compensation.

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

2. Acquisitions

On February 8, 2005, the Company acquired all the common stock of Gateway Learning Corporation (“HOP”), the owner of the branded “Hooked on Phonics” early reading, math and study skills programs. The results of operations of HOP are included in the Company’s consolidated statements of income beginning February 1, 2005.

The initial purchase price totaled approximately $11,374 including acquisition costs of $1,177. The Company also extinguished $2,982 of acquired debt at closing. Contingent consideration may be payable to the seller based upon future direct response television advertising spending related to the HOP business during the eighteen-month period beginning in August 2005 and ending in February 2007. No amounts are payable nor are amounts expected to be paid under the contingent consideration provisions of the purchase agreement.

The final purchase price allocation is pending resolution of the contingencies related to the purchase price and determination of the valuation of the intangible assets acquired. The purchase price was preliminarily allocated to acquired assets totaling $19,485, including identifiable amortizable and indefinite-lived intangible assets of $784 and $8,612 respectively, and liabilities of $8,786.

During the first and second quarters of 2005, the Company purchased 33 Sylvan Learning Center franchised territories comprising 48 centers. The combined purchase price of these territories included cash paid of $18,614, acquisition costs of $157 and the assumption of liabilities of $10,718, which consisted primarily of obligations to provide services to customers.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, Continued)

(Dollars in thousands, except per share data)

The following unaudited consolidated pro forma results of operations of the Company for the three and six months ended June 30, 2005 and 2004 give effect to the acquisitions of the 33 Sylvan Learning Center territories and HOP as if the acquisitions had occurred on January 1 of the respective year:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$106,603	$94,840	$211,595	$184,747
Income from continuing operations before income taxes	16,200	1,033	28,517	9,150
Net income (loss)	10,044	(317)	17,680	3,952

Diluted earnings (loss) per share	$0.23	$(0.01)	$0.40	$0.10

3. Goodwill

Changes in the carrying amount of goodwill during the period from December 31, 2004 through June 30, 2005 are summarized as follows:

	Learning Center	Catapult Learning	Total
Goodwill at December 31, 2004	$59,559	$9,551	$69,110
Acquisition of franchised learning centers	28,986	—	28,986
Foreign currency translation adjustment	(1,640)	—	(1,640)

Goodwill at June 30, 2005	$86,905	$9,551	$96,456

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, Continued)

(Dollars in thousands, except per share data)

4. Intangible Assets Other Than Goodwill

A summary of other intangible assets at June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005
	Useful Life In Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Acquired backlog (Learning Center Segment)	0.5	$115	$115	$—
Contract rights (Catapult Learning Segment)	5	1,084	431	653
Schulerhilfe franchise license rights (Learning Center Segment)	25	3,568	351	3,217
Customer list (Learning Center Segment)	1	131	63	68
Internally developed software (Learning Center Segment)	5-7	6,533	190	6,343

Total intangible assets subject to amortization		11,431	1,150	10,281

Indefinite-lived intangible assets not subject to amortization:
Tradenames	N/A	140,020	—	140,020
Learning Center franchise license rights	N/A	82,000	—	82,000

Total indefinite-lived intangible assets		222,020	—	222,020

Total intangible assets excluding goodwill		$233,451	$1,150	$232,301

	December 31, 2004
	Useful Life In Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Acquired backlog (Learning Center Segment)	0.5	$115	$115	$—
Contract rights (Catapult Learning Segment)	5	1,084	323	761
Schulerhilfe franchise license rights (Learning Center Segment)	25	4,000	240	3,760
Internally developed software (Learning Center Segment)	5-7	3,699	—	3,699

Total intangible assets subject to amortization		8,898	678	8,220

Indefinite-lived intangible assets not subject to amortization:
Tradenames	N/A	132,425	—	132,425
Learning Center franchise license rights	N/A	82,000	—	82,000

Total indefinite-lived intangible assets		214,425	—	214,425

Total intangible assets excluding goodwill		$223,323	$678	$222,645

Estimated future amortization expense of intangible assets subject to amortization is as follows:

Year ending December 31:
2005	$1,061
2006	1,947
2007	1,717
2008	1,522
2009	1,370
Thereafter	2,664

$10,281

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, Continued)

(Dollars in thousands, except per share data)

5. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2005	December 31, 2004
Senior term loan payable to a bank (“2004 Term Loan”) in quarterly installments through March 2011. The loan bears interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company (aggregating to 4.475% per annum at December 31, 2004)	$—	$118,851
Senior term loan payable to a bank (“2005 Term Loan”) in quarterly installments through March 2012. The loan bears interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company (aggregating to 5.14% per annum at June 30, 2005)	139,650	—
Note payable, due in semi-annual installments through June 30, 2009. The note does not bear interest, and is recorded net of a discount of $281 at June 30, 2005 and $348 at December 31, 2004	1,656	1,831
Various notes payable bearing interest at fixed rates ranging from 5.00% to 8.00% per annum	2,034	1,831

	143,340	122,513
Less: current portion of long-term debt	(2,398)	(2,102)

Total long-term debt	$140,942	$120,411

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

On April 28, 2005, one of the Company’s consolidated subsidiaries entered into an Amended and Restated Credit Agreement (the “2005 Term Loan”) with a bank syndicate, replacing the existing 2004 Term Loan facility. The 2005 Term Loan increased the term loan facility to $140 million, lowered the interest rate spread over a variable rate, extended the maturities, and provided for increased flexibility in certain other terms and conditions of the term loan facility. No amendments were made to the agreement concerning the revolving credit facility.

At the Company’s election, the modified term loan will bear interest at the base rate or Eurodollar rate plus a margin, currently at 200 basis points. Pursuant to the 2005 Term Loan, quarterly principal payments based upon a 100-year amortization schedule are due until the seventh year, when the remaining balance is due. The obligations under the 2005 Term Loan are guaranteed by the Company and certain direct and indirect subsidiaries of the Company. These obligations are secured by a senior interest in substantially all of the assets of certain of the consolidated subsidiaries of the Company.

The 2005 Term Loan includes customary covenants for transactions of this type, including covenants limiting liens on assets of certain of the Company’s subsidiaries, certain asset sales, payment of dividends, incurrence of additional indebtedness, and mergers or fundamental business changes.

The 2005 Term Loan constitutes a substantial modification of the terms of the prior agreement in accordance with generally accepted accounting principles. Accordingly, the Company wrote-off unamortized deferred financing costs of approximately $1.1 million related to the prior term loan facility and expensed an additional $0.4 million related to the modification during the three-month period ended June 30, 2005.

6. Income Taxes

The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The tax provisions for the three- and six-month periods ended June 30, 2005 are based on the effective tax rate estimated to be applicable for the full year. Currently, the effective tax rate for the Company for the year ending December 31, 2005 is expected to be 38%. Due to potential changes in the mix of earnings between tax jurisdictions, the Company’s consolidated effective tax rate may fluctuate during 2005.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, Continued)

(Dollars in thousands, except per share data)

7. Stockholders’ Equity

Changes in the Company’s stockholders’ equity during the period December 31, 2004 through June 30, 2005 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2004	$426	$191,002	$2,807	$3,466	$197,701
Options exercised for purchase of 21,483 shares of common stock (including income tax benefit of $62)	—	126	—	—	126

Non-cash compensation expense	—	297	—	—	297
Comprehensive income:
Net income for the six months ended June 30, 2005	—	—	17,471	—	17,471
Other comprehensive income:
Change in fair value of derivative financial instrument, net of tax of $109	—	—	—	178	178

Foreign currency translation adjustment	—	—	—	(2,794)	(2,794)

Total comprehensive income	—	—	17,471	(2,616)	14,855

Balance at June 30, 2005	$426	$191,425	$20,278	$850	$212,979

8. Comprehensive Income

The components of comprehensive income, net of related taxes, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$9,978	$(487)	$17,471	$3,605
Foreign currency translation adjustment, net of tax of $(269) and $(169) for the three and six months ended June 30, 2005, respectively	(1,564)	660	(2,794)	(345)
Change in fair value of derivative financial instruments, net of tax of $(113) and $109 for the three and six months ended June 30, 2005, respectively, and $350 and $168 for the same periods in 2004, respectively	(185)	571	178	274

Comprehensive income	$8,229	$744	$14,855	$3,534

9. Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, Continued)

(Dollars in thousands, except per share data)

A reconciliation of the numerators and denominators for basic and diluted earnings per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator
Income from continuing operations	$9,978	$471	$17,471	$5,326
Loss from discontinued operations	—	(958)	—	(1,721)

Net income (loss)	$9,978	$(487)	$17,471	$3,605

Denominator (shares in 000’s)
Basic:
Weighted-average shares outstanding	42,598	37,198	42,592	36,997

Diluted:
Weighted-average shares outstanding	42,598	37,198	42,592	36,997
Dilutive effect of stock options	1,412	1,410	1,424	975

Total	44,010	38,608	44,016	37,972

Earnings per common share—basic
Income from continuing operations	$0.23	$0.01	$0.41	$0.14
Loss from discontinued operations	—	(0.02)	—	(0.04)

Net income (loss)	$0.23	$(0.01)	$0.41	$0.10

Earnings per common share—diluted
Income from continuing operations	$0.23	$0.01	$0.40	$0.14
Loss from discontinued operations	—	(0.02)	—	(0.05)

Net income (loss)	$0.23	$(0.01)	$0.40	$0.09

10. Stock Option Plan

During 2003, the Company adopted a stock option plan that provides for the granting of options to purchase up to 4,360,000 shares of common stock to selected employees and directors of the Company. Options to purchase 3,922,800 shares of common stock had been granted under this plan. Of this amount, 104,000 shares immediately vested with the remainder vesting ratably over three or four years. Options under this plan expire 10 years after the grant date. Options to purchase 374,000 shares of common stock were granted with an exercise price less than the estimated fair value of the Company’s common stock at the grant date. The Company recorded $297 of compensation expense during the six months ended June 30, 2005 for these options vesting during the period.

During 2004, the Company adopted a stock option plan that provides for the granting of options to purchase up to 700,000 shares of common stock to selected employees and directors of the Company. At December 31, 2004, options to purchase 194,000 shares of common stock had been granted under this plan with a weighted average exercise price of $11.76 per share. Of this amount, 16,000 shares immediately vested with the remainder vesting ratably over four years. Options under this plan expire 10 years after the grant date.

During the period from January 1, 2005 through June 30, 2005, the Company issued options to purchase 101,000 shares of common stock to employees of the Company with a weighted average exercise price of $12.75 per share. Options will vest ratably over a four-year period.

At June 30, 2005, the Company had outstanding options to purchase 3,745,660 shares of common stock at a weighted average exercise price of $4.60 per share.

11. Businesses and Geographic Segment Information

The Company is organized on the basis of educational services provided, and segments are business units that offer distinct services. Beginning in 2005, the Company began to manage the operations of its previous Online Learning Services segment within its Learning Center segment, and accordingly now has two operating segments. All segment information has been restated to conform to the new presentation. The segments are managed separately as they have different customer bases and delivery channels. Reportable segments are as follows:

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, Continued)

(Dollars in thousands, except per share data)

•	Learning Center segment develops and delivers trusted, personalized tutoring programs primarily through a network of 1,103 franchised and company-owned learning centers in 879 geographical territories in North America operated under the Sylvan brand name, and 986 European franchised and company-owned learning centers operated under the Schulerhilfe brand name. The Learning Center segment offers online instruction in participating franchised and company-owned territories through Sylvan Online. The Learning Center segment also develops and sells educational products and services under the recently-acquired Hooked on Phonics brand name. Sylvan and Hooked on Phonics are two of the most highly recognized brand names in the supplemental education services industry.

•	Catapult Learning segment, formerly Institutional Services, provides tutoring, as well as other supplemental education services and special-needs services, to public and private schools through government-funded contracts under the Catapult Learning and other brand names.

The Company evaluates performance and allocates resources based on operating income. Any significant intercompany sales or transfers are eliminated.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, Continued)

(Dollars in thousands, except per share data)

The following tables set forth information on the Company’s reportable segments:

Six months ended June 30, 2005	Learning Center	Catapult Learning	Total
Revenues	$123,468	$77,838	$201,306

Segment profit before depreciation and amortization	32,587	11,582	44,169
Depreciation and amortization	(2,264)	(961)	(3,225)

Segment profit	$30,323	$10,621	$40,944

Segment assets	$367,608	$55,479	$423,087
Total expenditures for additions to long-lived assets	9,615	2,197	11,812

Six months ended June 30, 2004	Learning Center	Catapult Learning	Total
Revenues	$93,301	$76,145	$169,446

Segment profit before depreciation and amortization	26,213	11,394	37,607
Depreciation and amortization	(1,827)	(1,036)	(2,863)

Segment profit	$24,386	$10,358	$34,744

Segment assets	$295,347	$54,721	$350,068
Total expenditures for additions to long-lived assets	6,829	1,600	8,429

Three months ended June 30, 2005	Learning Center	Catapult Learning	Total
Revenues	$66,661	$36,390	$103,051

Segment profit before depreciation and amortization	20,204	4,472	24,676
Depreciation and amortization	(1,029)	(523)	(1,552)

Segment profit	$19,175	$3,949	$23,124

Segment assets	$367,608	$55,479	$423,087
Total expenditures for additions to long-lived assets	4,696	900	5,596

Three months ended June 30, 2004	Learning Center	Catapult Learning	Total
Revenues	$49,914	$37,338	$87,252

Segment profit before depreciation and amortization	15,745	5,561	21,306
Depreciation and amortization	(897)	(570)	(1,467)

Segment profit	$14,848	$4,991	$19,839

Segment assets	$295,347	$54,721	$350,068
Total expenditures for additions to long-lived assets	4,217	535	4,752

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, Continued)

(Dollars in thousands, except per share data)

The following tables reconcile the reported information on segment profit to income from continuing operations before income taxes reported in the consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Segment profit	$23,124	$19,839	$40,944	$34,744
Corporate depreciation and amortization	(402)	(392)	(811)	(782)
General and administrative costs	(3,124)	(2,906)	(6,616)	(6,383)
Non-cash stock compensation expense	(148)	(8,401)	(297)	(8,401)
Other expense	(3,357)	(7,381)	(5,041)	(10,588)

Income from continuing operations before income taxes	$16,093	$759	$28,179	$8,590

Revenues by geographic area are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
United States	$93,774	$79,453	$183,070	$154,347
Other	9,277	7,799	18,236	15,099

Consolidated total	$103,051	$87,252	$201,306	$169,446

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

Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. The following factors are some of the factors that might cause such a difference: the development and expansion of the Sylvan Learning Center franchise system; changes in the relationships among Sylvan Learning Center and its franchisees; the Company’s ability to effectively manage business growth; changes in the Company’s ability to effectively integrate recently acquired companies; increased competition from other educational service providers; changes in laws and government policies and programs; changes in the acceptance of the Company’s services by institutional customers and consumers; changes in customer relationships; the seasonality of operating results; global economic conditions, including interest and currency rate fluctuations; and inflation rates. Additional information regarding these and other risk factors and uncertainties are set forth from time to time in the Company’s filings with the Securities and Exchange Commission, available for viewing on the Company’s website www.educate-inc.com. These forward-looking statements are based on estimates, projections, beliefs and assumptions of management and speak only as of the date made and are not guarantees of future performance. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable securities law.

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

We have experienced significant growth over the last five years. We expect that both of our business segments will continue to benefit from economic and government policy trends in the education marketplace. Parents have become more proactive in seeking education services that supplement their children’s education and are increasingly willing to pay for these services largely due to the increase in economic value of a college degree relative to a high school diploma. In addition, increased education spending by government authorities has also opened the market for services provided by the Company. The passage of the No Child Left Behind Act in 2002 created a federally funded program serving students in poor performing schools. Through the provision of education services to school districts under the No Child Left Behind program, or NCLB, the Catapult Learning segment has achieved revenue growth during the current and prior school years.

Educate, Inc.

Seasonality and Other Quarterly Fluctuations

The following table sets forth selected information related to seasonality and other quarterly fluctuations:

	2005		2004
	First Quarter	Second Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Millions)
Revenues:
Learning Center	$56.8	$66.7	$43.4	$49.9	$48.6	$39.3
Catapult Learning	41.5	36.4	38.8	37.4	13.8	29.1

Total revenues	$98.3	$103.1	$82.2	$87.3	$62.4	$68.4
Percentage of annual revenues	N/A	N/A	27%	29%	21%	23%
Operating income	$13.8	$19.5	$11.0	$8.1	$7.6	$4.6
Income from continuing operations	$7.5	$16.1	$4.9	$0.5	$1.9	$1.9

Like other companies that provide tutoring and other supplemental education services, we are subject to seasonality in our revenue streams that can affect our results of operations. This seasonality arises from a number of factors, primarily driven by the timing of school semester cycles. Our quarterly results also have been affected by our license agreements with franchisees that require the payment of royalties to us based on a percentage of their cash receipts, a significant portion of which consist of prepayments by customers for services to be provided by our franchisees more than a month in the future.

First Quarter. In our Learning Center segment, we experience increased enrollments as a result of the initiation of advertising and increased parental focus on their children’s performance associated with the receipt of academic results from the first part of the school year. Our royalties increase as our franchisees begin to receive advance payment for services to be provided during the summer. In our Catapult Learning segment, we deliver services under NCLB and other programs during this quarter.

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

Fourth Quarter. In our Learning Center segment, enrollments are at their lowest levels of the year as a result of lower advertising expenditures, students taking a greater number of vacations during the holiday season and parental optimism towards their children’s improved school performance associated with the beginning of a new school year. In addition, we experience lower revenues from franchise royalties in the fourth quarter as a result of prepayments by our franchisees’ customers in earlier quarters. The period reflects increased revenues in Catapult Learning as schools are back in session and certain NCLB programs begin. We incur significant start-up costs in connection with preparation of our NCLB programs during the fourth quarter.

Other. The timing of school year services, advertising spending and critical enrollment periods can affect our revenues at any time during the year.

As a result of the foregoing factors, we believe that quarter-to-quarter comparisons of our results of operations may not be a fair indicator and should not be relied upon as a measure of our future performance.

Educate, Inc.

Results of Operations

Comparison of results for the three months ended June 30, 2005 and 2004.

	Three months ended June 30,		% Increase (Decrease)
	2005	2004
	(Dollars in Millions)
Revenues
Learning Center:
Franchise services-North American	$13.9	$12.7	9%
Company-owned centers-North American	44.6	29.8	50%
European	8.2	7.4	11%

	66.7	49.9	34%

Catapult Learning:
School services and special needs	25.2	27.7	(9)%
NCLB	11.2	9.7	15%

	36.4	37.4	(3)%

Total	$103.1	$87.3	18%

Business Metrics
Sylvan Learning revenue growth:
Same territory (1)	5%	5%

Number of Sylvan Learning Territories (2):
Franchised	735	750	(2)%
Company-owned	144	88	64%

Total	879	838	5%

Number of Sylvan Learning Centers (3):
Franchised	889	898	(1)%
Company-owned	214	141	52%

Total	1,103	1,039	6%

(1)	“Same Territory” amounts include the results of territories for the identical months for each period presented in the comparison, commencing with the 13th full month each territory has been operating. Same territory growth is presented as the aggregate Educate revenue growth for franchise royalties and company-owned territory revenues during the period. A territory reflects the geographically specified area where an operator has the right to provide products and services under a Sylvan franchise agreement. Same territory amounts include revenue from additional centers opened in existing territories.
(2)	Number of Sylvan Learning territories at period end.
(3)	Number of Sylvan Learning centers at period end.

Revenues. The increase in revenue during the three months ended June 30, 2005 of $15.8 million compared to the same period of the prior year was due to growth in the Learning Center segment of $16.8 million, partially offset by a decline of $1.0 million in the Catapult Learning segment. The acquisitions of Sylvan Learning Centers from franchisees as well as the acquisition of the Hooked on Phonics line of educational programs and growth in revenue of existing company-owned centers accounted for $14.8 million of the increase in the Learning Center segment. European revenues increased $0.8 million, and franchise services revenues grew by $1.2 million compared to the same period of 2004. In the Catapult Learning segment, NCLB services revenues increased 15%, or $1.5 million, offset by decreases in revenues of the school services and special needs businesses of $2.5 million compared to the same period of 2004.

Educate, Inc.

Learning Center—Revenues from company-owned territories increased approximately $14.8 million primarily as a result of the acquisition of 56 franchised territories since June 30, 2004 and the inclusion of revenues from Hooked on Phonics products and services, which we acquired during the first quarter of 2005. Additionally, our combined same territory revenue growth increased 5% in the three months ended June 30, 2005 compared to the same period of 2004.

Despite the decrease in the number of franchisee-owned territories, which is a result of our acquisitions since June 30, 2004 exceeding new franchise territory openings, franchise services revenues increased $1.2 million, primarily as a result of same territory royalty growth, Hooked on Phonics services to daycare centers, and increased educational program sales to franchisees during the most recent three-month period.

European revenues, which include both company-owned territory and franchise results, increased $0.8 million, of which $0.5 million was due to increased enrollment and $0.3 million was a benefit from a favorable foreign currency exchange environment relative to the prior year.

Revenues for the Learning Center segment represented 65% of our total revenues for the three months ended June 30, 2005.

Catapult Learning—NCLB revenues increased $1.5 million primarily as a result of an increase in the number of contracts and students served in our NCLB supplemental service program compared to the prior year. Our school services and special needs revenues decreased $2.5 million due to the expiration and planned non-renewal of several non-strategic contracts, and reduced staffing availability of speech therapists in the current school year. Revenues for the Catapult Learning segment accounted for 35% of our total revenues for the three months ended June 30, 2005.

	Three months ended June 30,		% Increase (Decrease)
	2005	2004
	(Dollars in millions)
Segment Operating Costs
Learning Center	$47.5	$35.1	35%
Catapult Learning	32.5	32.4	—

Total Segment Operating Costs	80.0	67.5	19%
Segment Profit
Learning Center	19.2	14.8	30%
Catapult Learning	3.9	5.0	(22)%

Total Segment Profit	23.1	19.8	17%
Corporate Expenses
Corporate depreciation and amortization expenses	0.4	0.4	—
General and administrative expenses	3.1	2.9	7%
Non-cash stock compensation expense	0.1	8.4	(99)%
Interest expense (net)	1.9	2.5	(24)%
Other financing costs	1.5	4.8	(69)%
Income tax expense	6.1	0.3	1933%

Total Corporate Expenses	13.1	19.3	(33)%

Income from continuing operations	$10.0	$0.5	1900%

Segment Profit Margin (1)
Learning Center	29%	30%
Catapult Learning	11%	13%

(1)	Segment profit margin is calculated by dividing segment profit by segment revenue.

Segment Operating Costs. Segment operating costs increased primarily due to the expansion of company-owned Learning Center territories and the acquisition of the Hooked on Phonics line of educational programs.

Learning Center—Segment operating costs increased to 71% of operating revenue for the three months ended June 30, 2005 compared to 70% in the same period of 2004. Reduced labor costs in our existing company-owned territories were offset by the additional costs associated with operating and integrating company-owned territories acquired since June 30, 2004. Segment costs

Educate, Inc.

also increased due to the acquisition of the Hooked on Phonics line of educational programs and the launch of online tutorial services to customers through the Learning Center network. Company-owned territory expenses increased primarily as a result of instructional and advertising costs associated with 56 additional company-owned territories acquired during the past year. European expenses related to Schülerhilfe increased by $0.7 million, related to $0.4 million in higher costs to support revenue growth and an unfavorable impact of $0.3 million from foreign currency exchange rate movements.

Catapult Learning—Costs increased by $0.1 million primarily due to school year end closing costs related to our expanded NCLB business as well as the incurrence of costs associated with the Catapult Online pilot program, which delivers NCLB instruction to a student’s home via a live, online environment.

Segment Profit Margin. Learning Center segment profit margins decreased in the three months ended June 30, 2005 to 29% compared to 30% for the prior year. The decreased margin is primarily related to additional costs associated with operating and integrating additional company-owned territories acquired and the related shift in revenue mix from franchise revenues to company-owned territory revenues. This occurs because the operating income from an acquired territory is comparable to the royalty income earned from a franchisee in the year of acquisition although the revenue recorded increases substantially. Catapult Learning segment profit margins were 11% for the three months ended June 30, 2005, down 2% from the prior year at 13%. This margin decline is partially the result of accelerated NCLB program service delivery into the earlier part of the school year combined with school year wind down costs on an increased number of contracts occurring in the second quarter of the year. Margins were also negatively impacted by the costs incurred to operate an expanded pilot of Catapult Online during the period.

Corporate Expenses. Corporate general and administrative and depreciation and amortization expenses were $3.5 million for the quarter ended June 30, 2005 and $3.3 million during the same period of 2004, but declined slightly as a percentage of revenue from 3.8% in the second quarter of 2004 to 3.4% in the second quarter of 2005. Non-cash stock compensation expense decreased by $8.3 million during the second quarter of 2005 compared to the second quarter of 2004, when we issued restricted common stock and granted vested options to employees and directors to purchase common stock at prices less than the estimated fair value of our common stock. Net interest expense decreased by $0.6 million primarily as a result of the repayment in September 2004 of a portion of our term loan facility with the proceeds from our initial public offering, offset partially by an increase in short-term interest rates under the facility. Other financing costs were $1.5 million in the quarter ended June 30, 2005 compared to $4.8 million in the second quarter of 2004. Both quarters included the write-off of deferred financing costs. The 2005 period included $1.5 million of expense related to the substantial modification of our term debt facility. The 2004 period included a $4.8 million write-off related to the substantial modification of our prior term debt facility and other financing costs related to a terminated financing transaction in 2004. Income from continuing operations increased in the 2005 period due to increased segment profits and the reductions in non-cash stock compensation expense and other financing costs. Our income tax expense increased to $6.1 million for the three months ended June 30, 2005 from $0.3 million for the three months ended June 30, 2004. This was due to increased income before income taxes. Our effective income tax rate was 38% for both periods.

Educate, Inc.

Comparison of results for the six months ended June 30, 2005 and 2004.

	Six months ended June 30,
	2005	2004	% Increase (Decrease)
	(Dollars in Millions)
Revenues
Learning Center:
Franchise services-North American	$26.8	$24.4	10%
Company-owned centers-North American	80.3	54.6	47%
European	16.4	14.3	15%

	123.5	93.3	32%
Catapult Learning:
School services and special needs	50.2	54.8	(8)%
NCLB	27.6	21.3	30%

	77.8	76.1	2%

Total	$201.3	$169.4	19%

Business Metrics
Sylvan Learning revenue growth:
Same territory (1)	5%	4%
Number of Sylvan Learning Territories (2):
Franchised	735	750	(2)%
Company-owned	144	88	64%

Total	879	838	5%

Number of Sylvan Learning Centers (3):
Franchised	889	898	(1)%
Company-owned	214	141	52%

Total	1,103	1,039	6%

(1)	“Same Territory” amounts include the results of territories for the identical months for each period presented in the comparison, commencing with the 13th full month each territory has been operating. Same territory growth is presented as the aggregate Educate revenue growth for franchise royalties and company-owned territory revenues during the period. A territory reflects the geographically specified area where an operator has the right to provide products and services under a Sylvan franchise agreement. Same territory amounts include revenue from additional centers opened in existing territories.
(2)	Number of Sylvan Learning territories at period end.
(3)	Number of Sylvan Learning centers at period end.

Revenues. The increase in revenue during the six months ended June 30, 2005 of $31.9 million compared to the same period of the prior year was due to growth in the Learning Center segment of $30.2 million and growth in the Catapult Learning segment of $1.7 million. The acquisitions of Sylvan Learning Centers from franchisees as well as the acquisition of the Hooked on Phonics line of educational programs and growth in revenue of existing company-owned centers accounted for $25.7 million of the increase in the Learning Center segment. European revenues increased $2.1 million and franchise services revenues grew by $2.4 million compared to the same period of 2004. In the Catapult Learning segment, NCLB services revenues increased 30%, or $6.3 million, partially offset by decreases in revenues of the school services and special needs businesses of $4.6 million compared to the same period of 2004.

Learning Center—Revenues from company-owned territories increased approximately $25.7 million primarily as a result of the acquisition of 56 franchised territories since June 30, 2004 and the inclusion of revenues from Hooked on Phonics products and services, which we acquired during the first quarter of 2005. In addition, our combined same territory revenue growth increased 5% in the six months ended June 30, 2005 compared to the same period of 2004.

Educate, Inc.

Despite the decrease in the number of franchisee-owned territories, which is a result of our acquisitions since June 30, 2004 exceeding new franchise territory openings, franchise services revenues increased $2.4 million primarily as a result of same territory royalty growth, Hooked on Phonics services to daycare centers, and increased educational program sales to franchisees during the most recent six-month period.

European revenues, which include both company-owned territory and franchise results, increased $2.1 million, of which $1.4 million was due to increased enrollment and $0.7 million was a benefit from a favorable foreign currency exchange environment relative to the prior year.

Revenues for the Learning Center segment represented 61% of our total revenues for the six months ended June 30, 2005.

Catapult Learning—NCLB revenues increased $6.3 million primarily as a result of an increase in the number of contracts and students served in our NCLB supplemental service program compared to the prior year. Our school services and special needs revenues decreased $4.6 million due to the expiration and planned non-renewal of several non-strategic contracts and, reduced staffing availability of speech therapists in the current school year. Revenues for the Catapult Learning segment accounted for 39% of our total revenues for the six months ended June 30, 2005.

	Six months ended June 30,
	2005	2004	% Increase (Decrease)
	(Dollars in millions)
Segment Operating Costs
Learning Center	$93.2	$69.0	35%
Catapult Learning	67.2	65.7	2%

Total Segment Operating Costs	160.4	134.7	19%
Segment Profit
Learning Center	30.3	24.3	25%
Catapult Learning	10.6	10.4	2%

Total Segment Profit	40.9	34.7	18%
Corporate Expenses
Corporate depreciation and amortization expenses	0.8	0.8	—
General and administrative expenses	6.6	6.4	3%
Non-cash stock compensation expense	0.3	8.4	(96)%
Interest expense (net)	3.6	5.7	(37)%
Other financing costs	1.5	4.8	(69)%
Foreign exchange gains (losses)	(0.1)	—	100%
Income tax expense	10.7	3.3	224%

Total Corporate Expenses	23.4	29.4	(20)%

Income from continuing operations	$17.5	$5.3	230%

Segment Profit Margin (1)
Learning Center	25%	26%
Catapult Learning	14%	14%

(1)	Segment profit margin is calculated by dividing segment profit by segment revenue.

Segment Operating Costs. Segment operating costs increased primarily due to the expansion of company-owned Learning Center territories and the acquisition of the Hooked on Phonics line of educational programs.

Learning Center—Segment operating costs increased to 75% of operating revenue for the six months ended June 30, 2005 compared to 74% in the same period of 2004. Reduced labor costs in our existing company-owned territories were offset by the additional costs associated with operating and integrating company-owned territories acquired since June 30, 2004. Segment costs also increased due to the acquisition of the Hooked on Phonics line of educational programs and the launch of online tutorial services to customers through the Learning Center network. Company-owned territory expenses increased primarily as a result of instructional and advertising costs associated with 56 additional company-owned territories acquired during the past year. European expenses related to Schülerhilfe increased by $0.7 million, related to $0.4 million in higher costs to support revenue growth and an unfavorable impact of $0.3 million from foreign currency exchange rate movements.

Educate, Inc.

Catapult Learning—Costs increased by $1.5 million, or 2% primarily due to the expansion of our NCLB business. Segment operating costs as a percentage of segment revenue remained stable at 86% for the six months ended June 30, 2004 and for the same period of 2005.

Segment Profit Margin. Learning Center segment profit margins decreased in the six months ended June 30, 2005 to 25% compared to the prior year period at 26%. The decreased margin is primarily related to additional costs associated with operating and integrating additional company-owned territories acquired and the related shift in revenue mix from franchise revenues to company-owned territory revenues. Catapult Learning segment profit margins remained stable at 14% for the six months ended June 30, 2005.

Corporate Expenses. Corporate general and administrative and depreciation and amortization expenses were $7.4 million for the six-month period ended June 30, 2005 and $7.2 million during the same period of 2004, but declined slightly as a percentage of revenue from 4.3% in the first six months of 2004 to 3.7% in the same period of 2005. Non-cash stock compensation expense decreased by $8.1 million during the six-month period ended June 30, 2005 compared to the same period of 2004, when we issued restricted common stock and granted vested options to employees and directors to purchase common stock at prices less than the estimated fair value of our common stock. Net interest expense decreased by $2.1 million primarily as a result of the repayment in September 2004 of a portion of our term loan facility with the proceeds from our initial public offering, offset partially by an increase in short-term interest rates under the facility. Other financing costs were $1.5 million in the six-month period ended June 30, 2005 compared to $4.8 million in the same period of 2004. Both quarters included the write-off of deferred financing costs. The 2005 period included $1.5 million of expense related to the substantial modification of our term debt facility. The 2004 period included a $4.8 million write-off related to the substantial modification of our prior term debt facility and other financing costs related to a terminated financing transaction in 2004. Income from continuing operations increased in the 2005 period due to increased segment profits and the reductions in non-cash stock compensation expense and other financing costs. Our income tax expense increased to $10.7 million for the six months ended June 30, 2005 from $3.3 million for the six months ended June 30, 2004. This was due to increased income before income taxes. Our effective income tax rate was 38% for both periods.

Liquidity and Capital Resources

The following table summarizes major changes in our cash position during the six-month periods ending:

	June 30, 2005	June 30, 2004
	(Dollars in Millions)
Beginning cash balance	$14.6	$20.3
Operating activities – continuing operations	21.1	18.6
Operating activities – discontinued operations	—	0.3
Investing activities	(39.7)	(11.1)
Financing activities	18.7	(5.6)
Effect of exchange rates	—	(0.4)

Ending cash balance	$14.7	$22.1

Historically, we have generated significant cash flows from our operations which have allowed us to meet our working capital needs and fund the cash we require to make investments in property and equipment, open new company-owned territories, and acquire franchised learning territories and other businesses.

Our working capital requirements are favorably impacted by the fact that in our largest segment, the Learning Center segment, our operations generate positive working capital even during growth periods. In our learning center business, customers must pay in advance of services, which contributes to our cash position. Company-owned territories benefit from customer prepayment and, in connection with franchised territories, we receive royalty payments from franchisees based upon net cash collected in the prior month. Our working capital needs are greater in our Catapult Learning segment because our customers are primarily public school districts that pay us in arrears, often 60 days or longer after we perform our services. As our revenues in the Catapult Learning segment increase as a result of the expected expansion of our NCLB business, our working capital requirements will also increase to fund the seasonal growth of accounts receivable.

For the six-month periods ended June 30, 2005 and June 30, 2004, our cash flows from continuing operations were $21.1 million and $18.6 million, respectively. The increase of $2.5 million was attributed primarily to an increase in income from continuing operations

Educate, Inc.

before non-cash charges of $5.1 million for the six months ended June 30, 2005. The increase was partially offset by cash used to fund working capital changes. The reported income from continuing operations for the six months ended June 30, 2005 included significant non-cash elements such as deferred income taxes of $5.3 million resulting from tax benefits related to tax basis goodwill amortization and depreciation and amortization of $4.0 million. The working capital increase consisted primarily of increases in accounts receivable of $6.0 million partially offset by favorable changes in accounts payable and other assets of totaling $2.8 million in comparison to activity in these accounts in the prior year period.

Our investing activities have historically consisted of investments in property and equipment and acquisitions of franchised learning territories and other businesses. Our ability to make future acquisitions and investments in property and equipment will be dependent on the cash flows we generate from our operations and our ability to obtain additional capital.

During the six-month period ended June 30, 2005, we used $9.4 million of cash to acquire Hooked on Phonics net of cash acquired. We invested an additional $18.8 million in learning center acquisitions and $10.6 million in property and equipment and internally developed software.

As described more fully in the unaudited Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on April 28, 2005, we amended our term loan facility, increasing the term loans outstanding from $118.6 million at March 31, 2005 to $140.0 million. The revolving credit borrowings of $13.0 million were immediately repaid, and the remaining $8.4 million was available for use in operations, acquisitions or other investments. As a result of the repayment of the borrowings under the revolving credit facility, we had $30.0 million of available credit through that facility as of June 30, 2005.

We believe that cash flows from operations, available cash and existing credit facilities will be sufficient to meet our operating requirements, including expansion of our existing business, acquisition of centers, funding of program and software development and operating costs for the next year. Our future capital requirements will depend on many factors, including our rate of revenue growth, territory acquisitions and new company-owned center development, the expansion of sales and marketing activities, the timing of introductions of new services and enhancements to existing programs. We expect that we will, from time to time, continue to consider opportunities in the educational services industry for potential acquisitions of companies that complement our overall business strategy.

Contingent Matters

We have guaranteed certain bank loans of franchisees related to financing the purchase of educational programs and other purchased instructional material. Of the $0.7 million of available credit under this program, $0.3 million was outstanding at June 30, 2005. These guarantees are secured by the assets of the business of the individual franchisee utilizing this financing arrangement.

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

Educate, Inc.

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”), which is a revision of Statement 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) was originally required to be adopted no later than July 1, 2005. On April 14, 2005 the SEC announced that non-small business registrants would not be required to adopt Statement 123(R) until the first fiscal year beginning after June 15, 2005 which effectively extended the adoption deadline for the Company to January 1, 2006. The Company expects to adopt the standard on January 1, 2006. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date; or

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of proforma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt the provisions of Statement 123(R) on January 1, 2006, using the modified prospective method. Unvested stock-based awards issued prior to May 14, 2004 and disclosed in the financial statements using the minimum value method (rather than the estimated fair value using the Black-Scholes option pricing model) will be accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Awards issued after May 14, 2004 and through December 31, 2005 that have not vested will be accounted for at the date of adoption using the same estimate of the grant-date fair value disclosed in the historical financial statements. See also Note 1, Stock-Based Compensation.

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

Foreign Currency Risk

In the second quarter of 2005, approximately 9% of our revenues were derived from customers outside the United States. Most of this business is transacted through international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize the exchange rate exposure of our operating margins. A hypothetical 10% adverse change in average annual foreign currency movements would have decreased both net income and cash flows for the six months ended June 30, 2005 by $0.2 million. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. We generally view our equity investment in foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on our net investment in foreign subsidiaries are reflected in other comprehensive income (loss). A hypothetical 10% average change in depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in our net investment in foreign subsidiaries of approximately $2.0 million at June 30, 2005.

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

Note 5 of the Notes to Consolidated Financial Statements (Unaudited) of Educate, Inc. in this Quarterly Report on Form 10-Q provides information on our significant indebtedness. The total notional amount of interest rate swaps at June 30, 2005 was $50.0 million, representing a settlement asset of $0.6 million. Assuming average variable rate debt levels, a one percentage point increase in interest rates would have increased interest expense by approximately $0.4 million in the six months ended June 30, 2005.

All the potential impacts noted above are based on sensitivity analysis performed on our financial position at June 30, 2005. Actual results may differ materially.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that the Company files or submits under the Exchange Act has been appropriately recorded, processed, summarized and reported. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

The Company’s management, including the principal executive and principal financial officers, has evaluated any changes in the internal controls over financial reporting as defined in Rules 13a – 15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended June 30, 2005, and has concluded that there was no change that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on June 6, 2005 our stockholders were asked to vote upon the following matters:

(1)	the election of Directors for the upcoming year; and

(2)	the ratification of the selection of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2005.

The following table states the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter as applicable:

(1)	Election of Directors:

Name of Nominee:	Shares Voted For:	Shares Withheld:
Douglas Becker	33,574,164	6,016,234
Laurence Berg	33,349,211	6,241,187
Michael F. Devine, III	39,011,802	578,596
Michael Gross	32,962,667	6,627,731
R. Christopher Hoehn-Saric	33,543,227	6,047,171
David Hornbeck	39,012,157	578,241
Cheryl Gordon Krongard	38,978,501	611,897
Aaron Stone	33,349,719	6,240,679
Raul Yzaguirre	33,190,295	6,400,103

(2)	Selection of Ernst & Young LLP as auditors:

Shares Voted For	39,412,434
Shares Voted Against	177,384
Abstained	580
Broker Non-Votes	0

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS

Index Number
3.1	Amended and Restated Certificate of Incorporation of Educate, Inc., a Delaware corporation (1)

3.2	Amended and Restated By-laws of Educate, inc., a Delaware corporation (2)

4.1	Form of Registration Rights Agreement, by and among Educate, Inc., and certain of its stockholders (2)

Educate, Inc.

10.1	$170,000,000 Amended and Restated Credit Agreement, dated as of April 28, 2005, among Educate Operating Company, LLC, the several banks and other financial institutions party thereto, Merrill Lynch Capital, as documentation agent and JPMorgan Chase Bank, N.A., as administrative agent (3)

10.2	First Amendment, dated as of April 28, 2005, to the Guarantee and Collateral Agreement, dated as of April 27, 2004, among Educate Inc., Educate Operating Company, LLC, and the other guarantors party thereto, in favor of JPMorgan Chase Bank, N.A., as administrative agent for the banks and other financial institutions party to the Amended and Restated Credit Agreement (3)

31.1	Certification of R. Christopher Hoehn-Saric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Kevin Shaffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of R. Christopher Hoehn-Saric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin Shaffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed on September 22, 2004.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 originally filed on May 14, 2004 and declared effective on September 22, 2004.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005

Educate, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Educate, Inc.

Date: August 12, 2005	/s/ Kevin E. Shaffer
Kevin E. Shaffer, Chief Financial Officer