Form 10-Q
period 2005-09-30
EDUCATE INC
filed 2005-11-14
CIK 1286862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐.    No  ☒.

The registrant had 42,720,017 shares of Common Stock outstanding as of November 7, 2005.

EDUCATE, INC.

Educate, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,702	$14,592

Receivables:
Accounts receivable	35,690	43,541
Notes receivable	123	140

	35,813	43,681
Allowance for doubtful accounts	(4,973)	(3,952)

	30,840	39,729

Inventory	5,783	2,891
Prepaid expenses and other current assets	7,028	2,728
Deferred income taxes	501	3,234

Total current assets	56,854	63,174

Property and equipment:
Furniture and fixtures	5,187	4,392
Education materials	7,371	4,225
Computer equipment and software	11,359	8,282
Leasehold improvements	11,867	8,516

	35,784	25,415
Accumulated depreciation and amortization	(15,610)	(10,366)

	20,174	15,049

Intangible assets:
Goodwill	104,666	69,110
Tradenames	139,974	132,425
Franchise license rights	85,544	86,000
Other intangible assets	8,691	4,898

	338,875	292,433
Accumulated amortization	(1,416)	(678)

	337,459	291,755
Other assets	14,711	11,404

Total assets	$429,198	$381,382

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Balance Sheets (continued)

(Dollar amounts in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$20,720	$16,193
Accrued compensation and related benefits	10,573	13,330
Income taxes payable	—	822
Current portion of long-term debt	2,546	2,102
Deferred revenue	24,343	19,925
Other current liabilities	246	—

Total current liabilities	58,428	52,372

Long-term debt, less current portion	140,895	120,411
Other long-term liabilities	4,542	2,495
Deferred income taxes	9,357	8,403

Total liabilities	213,222	183,681
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.01, 120,000,000 shares authorized, 42,707,136 and 42,585,019 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	427	426
Additional paid-in capital	192,318	191,002
Retained earnings	22,945	2,807
Accumulated other comprehensive income	286	3,466

Total stockholders’ equity	215,976	197,701

Total liabilities and stockholders’ equity	$429,198	$381,382

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except per share data)

(unaudited)

	Three months ended September 30,
	2005	2004
Revenues
Learning Center:
Franchise services	$11,905	$11,646
Company-owned centers	54,470	36,965

Total Learning Center	66,375	48,611

Catapult Learning	12,530	13,750

Total revenues	78,905	62,361

Costs and expenses
Instructional and franchise operations costs	58,710	43,761
Marketing and advertising	7,940	5,542
Depreciation and amortization	2,185	2,025
General and administrative expenses	3,796	3,133
Non-cash stock compensation expense (* see detail below)	51	303

Total costs and expenses	72,682	54,764

Operating income	6,223	7,597

Other income (expense)
Interest income	105	90
Interest expense	(2,159)	(2,205)
Other financing costs	—	(275)
Foreign exchange gains and other	133	226

Income from continuing operations before income taxes	4,302	5,433

Income tax expense	(1,635)	(3,496)

Income from continuing operations	2,667	1,937
Loss from discontinued operations, net of income tax benefit of $602 in 2004	—	(1,117)
Gain on disposal of discontinued operations, net of income tax expense of $51 in 2004	—	83

Net income	$2,667	$903

Earnings (loss) per common share - basic
Income from continuing operations	$0.06	$0.05
Loss from discontinued operations	$—	$(0.03)

Net income	$0.06	$0.02

Earnings (loss) per common share - diluted
Income from continuing operations	$0.06	$0.05
Loss from discontinued operations	$—	$(0.03)

Net income	$0.06	$0.02

* Composition of non-cash stock compensation:
Instructional and franchise operations costs	$(3)	$94
General and administrative expenses	$54	$209

Total	$51	$303

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except per share data)

(unaudited)

	Nine months ended September 30,
	2005	2004
Revenues
Learning Center:
Franchise services	$41,471	$38,324
Company-owned centers	148,373	103,588

Total Learning Center	189,844	141,912

Catapult Learning	90,368	89,895

Total revenues	280,212	231,807

Costs and expenses
Instructional and franchise operations costs	199,105	161,995
Marketing and advertising	24,682	19,148
Depreciation and amortization	6,221	5,669
General and administrative expenses	10,413	9,516
Non-cash stock compensation expense (* see detail below)	348	8,704

Total costs and expenses	240,769	205,032

Operating income	39,443	26,775

Other income (expense)
Interest income	252	226
Interest expense	(5,907)	(8,250)
Other financing costs	(1,506)	(5,117)
Foreign exchange gains and other	199	389

Income from continuing operations before income taxes	32,481	14,023

Income tax expense	(12,343)	(6,760)

Income from continuing operations	20,138	7,263
Loss from discontinued operations, net of income tax benefit of $1,529 in 2004	—	(2,838)
Gain on disposal of discontinued operations, net of income tax expense of $51 in 2004	—	83

Net income	$20,138	$4,508

Dividends per common share	$—	$0.24

Earnings (loss) per common share - basic
Income from continuing operations	$0.47	$0.19
Loss from discontinued operations	$—	$(0.07)

Net income	$0.47	$0.12

Earnings (loss) per common share - diluted
Income from continuing operations	$0.46	$0.19
Loss from discontinued operations	$—	$(0.07)

Net income	$0.46	$0.12

* Composition of non-cash stock compensation:
Instructional and franchise operations costs	$185	$694
General and administrative expenses	$163	$8,010

Total	$348	$8,704

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)
(unaudited)

	Nine months ended September 30,
	2005	2004
Operating activities
Income from continuing operations	$20,138	$7,263
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation	5,427	5,373
Amortization	794	296
Bad debt expense	688	849
Deferred income taxes	6,353	677
Amortization of software developed for sale	547	—
Non-cash stock compensation	348	8,704
Other financing costs	1,506	4,842
Gain on investments	—	(219)
Foreign currency exchange gain	(251)	(10)
Other non-cash items	(5)	398
Changes in operating assets and liabilities:
Receivables	10,479	12,142
Prepaid expenses and other current assets	(2,325)	(1,196)
Inventory	(1,526)	(588)
Other assets	(1,074)	(180)
Accounts payable, accrued expenses, and other current liabilities	(1,206)	(6,552)
Income taxes	(1,388)	3,998
Deferred revenue	(4,656)	(2,069)
Accrued compensation and related benefits	(2,175)	(333)

Net cash provided by continuing operations	31,674	33,395

Loss from discontinued operations	—	(2,755)
Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
Gain on disposal of discontinued operations	—	(83)
Changes in operating assets and liabilities	—	642
Depreciation and other non-cash items	—	301

Net cash used in discontinued operations	—	(1,895)

Net cash provided by operating activities	31,674	31,500

Investing activities
Cash paid for acquired businesses, net of cash acquired (including acquisition costs of $1,417 in 2005 and $246 in 2004)	(34,973)	(4,577)
Proceeds from sale of discontinued operations	—	2,166
Cash paid for internally developed software	(3,556)	(2,492)
Purchases of property and equipment	(10,570)	(5,057)
Change in other assets	(1,978)	(1,071)

Net cash used in investing activities	(51,077)	(11,031)

Financing activities
Proceeds from exercise of stock options	992	638
Proceeds from issuance of common stock	—	50,051
Borrowings on revolving credit facility	13,000	—
Payments on revolving credit facility	(13,000)	—
Cash received upon issuance of debt	140,000	170,000
Payments on debt	(123,031)	(216,009)
Dividends paid	—	(9,000)
Deferred financing costs	(427)	(2,499)
Change in other long-term liabilities	594	—

Net cash provided by (used in) financing activities	18,128	(6,819)

Effect of exchange rate changes on cash	(615)	(280)

Net change in cash and cash equivalents	(1,890)	13,370
Cash and cash equivalents at beginning of period	14,592	20,260

Cash and cash equivalents at end of period	$12,702	$33,630

Included in balance sheet caption:
Cash and cash equivalents	$12,702	$33,696
Assets of discontinued operations held for sale	$—	$(66)
Supplemental cash flow information:
Interest paid	$6,399	$11,961
Income taxes paid	$5,736	$—

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share data)

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Educate, Inc. and subsidiaries (the “Company”) is a national provider of tutoring, other supplemental education services, and educational products and services to pre-kindergarten through twelfth grade, or pre-K-12, students. The Company is organized on the basis of educational services provided, and segments are business units that offer distinct services. Beginning in 2005, the Company began to manage the operations of its previous Online Learning Services segment within its Learning Center segment, and accordingly now has two operating segments. All segment information has been restated to conform to the new presentation. The segments are managed separately as they have different customer bases and delivery channels. Reportable segments are as follows:

•	The Learning Center segment develops and delivers trusted, personalized tutoring programs through a network of 1,111 franchised and company-owned learning centers in 886 geographical territories in North America operated under the Sylvan brand name, and 993 European franchised and company-owned learning centers operated under the Schülerhilfe brand name. The Learning Center segment offers online instruction in participating franchised and company-owned territories through Sylvan Online. The Learning Center segment also develops and sells educational products and services under the recently-acquired Hooked on Phonics brand name. Sylvan and Hooked on Phonics are two of the most highly recognized brand names in the supplemental education services industry.

•	The Catapult Learning segment, formerly referred to as Institutional Services, provides tutoring, as well as other supplemental education services and special-needs services, to eligible students of public and private schools through government-funded contracts under the Catapult Learning and other brand names.

Basis of Presentation

The unaudited interim financial information as of September 30, 2005, for the three-month and nine-month periods then ended, and for the comparable periods of the prior year, has been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company has granted stock options and restricted common stock to employees and directors, which are discussed more fully in Note 10.

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

For all stock options granted after May 14, 2004, the Company used the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Black-Scholes and other option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s common stock has been publicly traded only since September 2004, the expected stock price volatility over the expected life of granted options has been based on published volatility measures of companies in the Company’s industry. These estimates of volatility may change in future periods, and the effects could be material.

The following assumptions were used in calculating pro forma stock compensation expense:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Risk-free interest rate (range)	4.18%	3.13%	3.81-4.18%	2.81-3.55%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	4 years	4 years	4 years	4 years
Stock price volatility	44%	46%	45%	46%

The weighted average estimated fair value of stock-based awards was $5.60 and $5.36 for the three and nine months ended September 30, 2005, respectively, and $4.60 and $7.41 for the three and nine months ended September 30, 2004, respectively.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income as reported	$2,667	$903	$20,138	$4,508
Stock-based employee compensation expense included in net income as reported, net of tax	32	240	216	5,450
Stock-based employee compensation expense using prescribed fair value based methods, net of tax	(194)	(252)	(548)	(5,626)

Pro forma net income	$2,505	$891	$19,806	$4,332

Earnings per common share—basic
As reported	$0.06	$0.02	$0.47	$0.12
Pro forma	$0.06	$0.02	$0.46	$0.12

Earnings per common share—diluted
As reported	$0.06	$0.02	$0.46	$0.12
Pro forma	$0.06	$0.02	$0.45	$0.11

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

The Company will adopt the provisions of Statement 123(R) on January 1, 2006, using the modified prospective method. Unvested stock-based awards issued prior to May 14, 2004 and disclosed in the financial statements using the minimum value method (rather than the estimated fair value using the Black-Scholes option-pricing model) will be accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Awards issued after May 14, 2004 and through December 31, 2005 that have not vested will be accounted for at the date of adoption using the same estimate of the grant-date fair value disclosed in the historical financial statements.

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

The initial purchase price totaled approximately $11,210 including acquisition costs of $1,193. The Company also extinguished $2,982 of acquired debt at closing. Contingent consideration may be payable to the seller based upon future direct response television advertising spending related to the HOP business during the eighteen-month period beginning in August 2005 and ending in February 2007. No amounts are payable nor are amounts expected to be paid under the contingent consideration provisions of the purchase agreement.

The final purchase price allocation is pending determination of the valuation of the intangible assets acquired. The purchase price was preliminarily allocated to acquired assets totaling $19,502, including identifiable amortizable and indefinite-lived intangible assets of $784 and $8,629 respectively, and liabilities of $8,292.

During the nine month period ended September 30, 2005, the Company purchased 52 Sylvan Learning Center franchised territories comprising 68 centers. The combined purchase price of these territories included cash paid of $25,513, acquisition costs of $240 and the assumption of liabilities of $13,455, which consisted primarily of obligations to provide services to customers.

The following unaudited consolidated pro forma results of operations of the Company for the three and nine months ended September 30, 2005 and 2004 give effect to the acquisitions of the 52 Sylvan Learning Center territories and HOP as if the acquisitions had occurred on January 1 of the respective year:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$80,471	$73,346	$296,942	$265,205
Income from continuing operations before income taxes	4,349	5,808	33,012	15,171
Net income	2,696	1,136	20,467	5,219

Diluted earnings per share	$0.06	$0.03	$0.46	$0.14

3. Goodwill

Changes in the carrying amount of goodwill during the period from December 31, 2004 through September 30, 2005 are summarized as follows:

	Learning Center	Catapult Learning	Total
Goodwill at December 31, 2004	$59,559	$9,551	$69,110
Acquisition of franchisee-owned learning centers	37,194	—	37,194
Foreign currency translation adjustment	(1,638)	—	(1,638)

Goodwill at September 30, 2005	$95,115	$9,551	$104,666

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

4. Intangible Assets Other Than Goodwill

A summary of other intangible assets at September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005
	Useful Life In Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Acquired backlog (Learning Center Segment)	0.5	$115	$115	$—
Contract rights (Catapult Learning Segment)	5	1,084	485	599
Schülerhilfe franchise license rights (Learning Center Segment)	25	3,544	417	3,127
Customer list (Learning Center Segment)	1	130	90	40
Internally developed software (Learning Center Segment)	5-7	7,362	309	7,053

Total intangible assets subject to amortization		12,235	1,416	10,819

Indefinite-lived intangible assets not subject to amortization:
Tradenames	N/A	139,974	—	139,974
Learning Center franchise license rights	N/A	82,000	—	82,000

Total indefinite-lived intangible assets		221,974	—	221,974

Total intangible assets excluding goodwill		$234,209	$1,416	$232,793

	December 31, 2004
	Useful Life In Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Acquired backlog (Learning Center Segment)	0.5	$115	$115	$—
Contract rights (Catapult Learning Segment)	5	1,084	323	761
Schülerhilfe franchise license rights (Learning Center Segment)	25	4,000	240	3,760
Internally developed software (Learning Center Segment)	5-7	3,699	—	3,699

Total intangible assets subject to amortization		8,898	678	8,220

Indefinite-lived intangible assets not subject to amortization:
Tradenames	N/A	132,425	—	132,425
Learning Center franchise license rights	N/A	82,000	—	82,000

Total indefinite-lived intangible assets		214,425	—	214,425

Total intangible assets excluding goodwill		$223,323	$678	$222,645

Estimated future amortization expense of intangible assets subject to amortization at September 30, 2005 is as follows:

Year ending December 31,
2005	$869
2006	2,197
2007	1,909
2008	1,671
2009	1,481
Thereafter	2,692

Total	$10,819

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

5. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2005	December 31, 2004
Senior term loan payable to a bank (“2004 Term Loan”) in quarterly installments through March 2011. The loan bears interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company (aggregating to 4.475% per annum at December 31, 2004)	$—	$118,851
Senior term loan payable to a bank (“2005 Term Loan”) in quarterly installments through March 2012. The loan bears interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company (aggregating to 5.49% per annum at September 30, 2005)	139,300	—
Note payable, due in semi-annual installments through June 30, 2009. The note does not bear interest, and is recorded net of a discount of $281 at September 30, 2005 and $348 at December 31, 2004	1,656	1,831
Various notes payable bearing interest at fixed rates ranging from 5.00% to 8.00% per annum	2,485	1,831

	143,441	122,513
Less: current portion of long-term debt	(2,546)	(2,102)

Total long-term debt	$140,895	$120,411

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

Of the $30,000 revolving credit facility, $28,845 was available to the Company due to outstanding standby letters of credit totaling $1,155 as of September 30, 2005.

6. Income Taxes

The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The tax provisions for the three- and nine-month periods ended September 30, 2005 are based on the effective tax rate estimated to be applicable for the full year. Currently, the effective tax rate for the Company for the year ending December 31, 2005 is expected to be 38%. Due to potential changes in the mix of earnings between tax jurisdictions, the Company’s consolidated effective tax rate may fluctuate during

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

2005. During the quarter ended September 30, 2004 the Company’s effective tax rate was increased from 38% for the first two quarters of the year to 64% in order to arrive at the full year tax rate of 48% for 2004. The increase in the full year effective tax rate in 2004 was primarily due to the recording of stock compensation expense in 2004 that resulted in a permanently lower income tax deduction compared to the related compensation expense recorded for financial statement purposes. The effect of this change in estimate was to reduce income from continuing operations and net income in the three-month period ended September 30, 2004 by approximately $900, or $0.02 per diluted common share.

7. Stockholders’ Equity

Changes in the Company’s stockholders’ equity during the period December 31, 2004 through September 30, 2005 are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2004	$426	$191,002	$2,807	$3,466	$197,701
Options exercised for purchase of 122,117 shares of common stock (including income tax benefit of $493)	1	968	—	—	969
Non-cash stock compensation expense	—	348	—	—	348

Comprehensive income:
Net income for the nine months ended September 30, 2005	—	—	20,138	—	20,138
Other comprehensive income (loss):
Change in fair value of derivative financial instrument	—	—	—	386	386
Foreign currency translation adjustment	—	—	—	(3,566)	(3,566)

Balance at September 30, 2005	$427	$192,318	$22,945	$286	$215,976

8. Comprehensive Income

The components of comprehensive income, net of related taxes, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$2,667	$903	$20,138	$4,508
Foreign currency translation adjustment, net of tax (benefit) of $(123) and $(364) for the three and nine months ended September 30, 2005, respectively	(772)	487	(3,566)	142
Change in fair value of derivative financial instruments, net of tax of $128 and $237 for the three and nine months ended September 30, 2005, respectively, and tax (benefit) of $(78) and $91 for the same periods in 2004, respectively	208	(125)	386	149

Comprehensive income	$2,103	$1,265	$16,958	$4,799

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

A reconciliation of the numerators and denominators for basic and diluted earnings per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator
Income from continuing operations	$2,667	$1,937	$20,138	$7,263
Loss from discontinued operations	—	(1,034)	—	(2,755)

Net income	$2,667	$903	$20,138	$4,508

Denominator (shares in thousands)
Basic:
Weighted-average shares outstanding	42,672	37,974	42,619	37,341

Diluted:
Weighted-average shares outstanding	42,672	37,974	42,619	37,341
Dilutive effect of stock options	1,494	1,334	1,448	1,095

Total	44,166	39,308	44,067	38,436

Earnings per common share—basic
Income from continuing operations	$0.06	$0.05	$0.47	$0.19
Loss from discontinued operations	—	(0.03)	—	(0.07)

Net income	$0.06	$0.02	$0.47	$0.12

Earnings per common share—diluted
Income from continuing operations	$0.06	$0.05	$0.46	$0.19
Loss from discontinued operations	—	(0.03)	—	(0.07)

Net income	$0.06	$0.02	$0.46	$0.12

10. Stock Option Plan

During 2003, the Company adopted a stock option plan that provides for the granting of options to purchase up to 4,360,000 shares of common stock to selected employees and directors of the Company. Options to purchase 3,922,800 shares of common stock were granted under this plan. Of this amount, 104,000 shares immediately vested with the remainder vesting ratably over three or four years. Options under this plan expire 10 years after the grant date. Options to purchase 374,000 shares of common stock were granted with an exercise price less than the estimated fair value of the Company’s common stock at the grant date. The Company recorded $348 of compensation expense during the nine months ended September 30, 2005 for these options vesting during the period.

During 2004, the Company adopted a stock option plan that provides for the granting to selected employees and directors of the Company of options to purchase up to 700,000 shares of common stock plus an annual increase to be added automatically on the first day of our fiscal year equal to the lesser of (i) 400,000 shares or (ii) one percent of the number of outstanding shares on the last day of the immediately preceding fiscal year. At December 31, 2004, options to purchase 194,000 shares of common stock had been granted under this plan with a weighted average exercise price of $11.76 per share. Of this amount, 16,000 shares immediately vested with the remainder vesting ratably over four years. Options under this plan expire 10 years after the grant date.

On January 1, 2005, the first annual automatic increase resulted in an additional 400,000 shares of common stock available for issuance under the 2004 stock option plan. During the period from January 1, 2005 through September 30, 2005, the Company issued options to purchase 185,200 shares of common stock to employees of the Company with a weighted average exercise price of $13.44 per share. Options will vest ratably over a four-year period.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

At September 30, 2005, the Company had outstanding options to purchase 3,651,435 shares of common stock at a weighted average exercise price of $4.85 per share.

11. Employee Benefit Plan

The Company sponsors a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions of up to 20% of salary, subject to certain annual limitations. All employees are eligible after meeting certain minimum service requirements.

The Company may at its discretion make matching contributions, which are allocated to eligible participants. The Company made a discretionary contribution to this plan of $741 during the nine-month period ended September 30, 2005.

12. Businesses and Geographic Segment Information

The Company is organized on the basis of educational services provided, and segments are business units that offer distinct services. Beginning in 2005, the Company began to manage the operations of its previous Online Learning Services segment within its Learning Center segment, and accordingly now has two operating segments. All segment information has been restated to conform to the new presentation. The segments are managed separately as they have different customer bases and delivery channels. Reportable segments are as follows:

•	Learning Center segment develops and delivers trusted, personalized tutoring programs and online instruction through a network of franchised and company-owned learning centers located primarily in North America and Europe. The Learning Center segment also develops and sells educational products and services under the recently-acquired Hooked on Phonics brand name.

•	Catapult Learning segment, formerly Institutional Services, provides tutoring, online instruction, other supplemental education services and special-needs services to public and private schools.

The Company evaluates performance and allocates resources based on operating income. Any significant intercompany sales or transfers are eliminated.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

The following tables set forth information on the Company’s reportable segments:

Three months ended September 30, 2005	Learning Center	Catapult Learning	Total
Revenues	$66,375	$12,530	$78,905

Segment profit (loss) before depreciation and amortization	16,283	(4,027)	12,256
Depreciation and amortization	(1,207)	(573)	(1,780)

Segment profit (loss)	$15,076	$(4,600)	$10,476

Segment assets	$371,123	$40,636	$411,759
Total expenditures for additions to long-lived assets	4,062	912	4,974

Three months ended September 30, 2004	Learning Center	Catapult Learning	Total
Revenues	$48,611	$13,750	$62,361

Segment profit (loss) before depreciation and amortization	14,448	(1,389)	13,059
Depreciation and amortization	(1,000)	(599)	(1,599)

Segment profit	$13,448	$(1,988)	$11,460

Segment assets	$298,977	$34,769	$333,746
Total expenditures for additions to long-lived assets	3,218	1,148	4,366

Nine months ended September 30, 2005	Learning Center	Catapult Learning	Total
Revenues	$189,844	$90,368	$280,212

Segment profit before depreciation and amortization	48,870	7,555	56,425
Depreciation and amortization	(3,471)	(1,534)	(5,005)

Segment profit	$45,399	$6,021	$51,420

Segment assets	$371,123	$40,636	$411,759
Total expenditures for additions to long-lived assets	14,404	3,109	17,513

Nine months ended September 30, 2004	Learning Center	Catapult Learning	Total
Revenues	$141,912	$89,895	$231,807

Segment profit before depreciation and amortization	40,586	10,079	50,665
Depreciation and amortization	(2,825)	(1,635)	(4,460)

Segment profit	$37,761	$8,444	$46,205

Segment assets	$298,977	$34,769	$333,746
Total expenditures for additions to long-lived assets	10,047	2,748	12,795

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

The following tables reconcile the reported information on segment profit to income from continuing operations before income taxes reported in the consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Segment profit	$10,476	$11,460	$51,420	$46,205
Corporate depreciation and amortization	(405)	(427)	(1,216)	(1,210)
General and administrative costs	(3,796)	(3,133)	(10,413)	(9,516)
Non-cash stock compensation expense	(51)	(303)	(348)	(8,704)
Other expense	(1,922)	(2,164)	(6,962)	(12,752)

Income from continuing operations before income taxes	$4,302	$5,433	$32,481	$14,023

Revenues by geographic area are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
United States	$70,999	$55,835	$254,069	$210,182
Other	7,906	6,526	26,143	21,625

Consolidated total	$78,905	$62,361	$280,212	$231,807

Revenues are attributed to countries based on the location of the customer. No country other than the United States represents more than 10% of consolidated revenues. Substantially all long-lived assets are located in the United States.

13. Subsequent Events

On October 27, 2005, the Company announced its intention to sell its Education Station business, which delivers site-based No Child Left Behind services to public schools. The sale of Education Station is expected to realize value from the Company’s development efforts while also allowing management to focus attention on the opportunities available in the Learning Center and remaining Catapult Learning businesses. Existing Education Station contracts will be served and the Company anticipates the completion of the sale within the next year. The Company is currently identifying interested buyers, and does not expect to incur a loss upon the sale of Education Station.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, we anticipate reporting the operations of Educations Station as discontinued operations for all periods beginning in the fourth quarter of 2005. In addition, the net asset group of Education Station will be classified as assets held for sale beginning in the fourth quarter.

Education Station is a component unit within the Catapult Learning operating segment. The major classes of assets and liabilities of Education Station at September 30, 2005 are as follows:

Current assets	$6,005
Property and equipment, net	3,439
Other long-term assets	92
Current liabilities	2,778

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

The following unaudited consolidated pro forma results of operations of the Company for the three and nine months ended September 30, 2005 and 2004 give effect to the disposal of Education Station as if it had occurred on January 1 of the respective year:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$78,540	$61,953	$253,770	$210,347
Income from continuing operations before income taxes	7,594	7,438	36,474	17,011
Net income	4,708	2,146	22,614	6,360

Diluted earnings per share	$0.11	$0.05	$0.51	$0.17

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

Overview

We are a leading provider of tutoring and other supplemental education services to pre-kindergarten through twelfth grade, or pre-K-12, students. We operate through two business segments that served more than 320,000 students in 2004.

Our Learning Center segment develops and delivers trusted diagnostic, prescriptive tutoring programs primarily through a network of franchised and company-owned learning centers located primarily in North America operating under the Sylvan brand name. The Learning Center segment also develops and sells educational programs and services under the recently-acquired Hooked on Phonics brand name. Sylvan and Hooked on Phonics are two of the most highly recognized brand names in the supplemental education services industry.

Our Catapult Learning segment, formerly referred to as Institutional Services, provides tutoring, as well as other supplemental education services and special needs services, to eligible students in public and private schools through government-funded contracts under the Catapult Learning and other brand names.

We have experienced significant growth over the last five years. Parents have become more proactive in seeking education services that supplement their children’s education and are increasingly willing to pay for these services largely due to the increase in economic value of a college degree relative to a high school diploma. Combined with our strategies of acquiring and integrating franchised centers into our operations and expanding our product and service offerings, the economic factors have resulted in significant growth in our Learning Center segment.

As disclosed in the Notes to the Consolidated Financial Statements (unaudited) in this Quarterly Report on Form 10-Q, in the fourth quarter of calendar 2005, we announced our intention to sell our Education Station business unit. Education Station provides site-based supplemental services to students under the No Child Left Behind Act. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we anticipate reporting the operations of

Educate, Inc.

Education Station as discontinued operations for all periods presented beginning in the fourth quarter of 2005. In addition, the net asset group of Education Station will be classified as assets held for sale beginning in the fourth quarter. Note 13 in this Quarterly Report on Form 10-Q provides additional information on the planned sale.

Educate, Inc.

Seasonality and Other Quarterly Fluctuations

The following table sets forth selected information related to seasonality and other quarterly fluctuations:

	2005			2004
(Dollars in millions)	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:
Learning Center	$56.8	$66.7	$66.4	$43.4	$49.9	$48.6	$39.3
Catapult Learning	41.5	36.4	12.5	38.8	37.4	13.8	29.1

Total revenues	$98.3	$103.1	$78.9	$82.2	$87.3	$62.4	$68.4
Percentage of annual revenues	N/A	N/A	N/A	27%	29%	21%	23%
Operating income	$13.8	$19.5	$6.2	$11.0	$8.1	$7.6	$4.6
Income from continuing operations	$7.5	$16.1	$4.3	$4.9	$0.5	$1.9	$1.9

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

Educate, Inc.

Results of Operations

Comparison of results for the three months ended September 30, 2005 and 2004.

	Three months ended September 30,
	2005	2004	% Increase (Decrease)
	(Dollars in millions)
Revenues
Learning Center:
Franchise services-North American	$10.5	$10.5	—
Company-owned centers-North American	49.0	32.0	53%
European	6.9	6.1	13%

	66.4	48.6	37%
Catapult Learning:
School services and special needs	12.0	13.3	(10)%
NCLB	0.5	0.5	—

	12.5	13.8	(9)%

Total	$78.9	$62.4	26%

Business Metrics
Sylvan Learning same territory revenue growth: (1)	1%	2%

Number of Sylvan Learning Territories (2):
Franchisee-owned	723	744	(3)%
Company-owned	163	96	70%

Total	886	840	5%

Number of Sylvan Learning Centers (3):
Franchisee-owned	877	896	(2)%
Company-owned	234	149	57%

Total	1,111	1,045	6%

(1)	“Same Territory” amounts include the results of territories for the identical months for each period presented in the comparison, commencing with the 13th full month each territory has been operating. Same territory growth is presented as the aggregate Educate revenue growth for franchise royalties and company-owned territory revenues during the period. A territory reflects the geographically specified area where an operator has the right to provide products and services under a Sylvan franchise agreement. Same territory amounts include revenue from additional centers opened in existing territories.
(2)	Number of Sylvan Learning territories at period end.
(3)	Number of Sylvan Learning centers at period end.

Revenues. The increase in revenue during the quarter ended September 30, 2005 of $16.5 million compared to the same period of the prior year was due to growth in the Learning Center segment of $17.8 million, partially offset by a decline of $1.3 million in the Catapult Learning segment. The acquisitions of Sylvan Learning Centers from franchisees as well as the acquisition of the Hooked on Phonics line of educational programs and growth in revenue of existing company-owned centers accounted for $17.0 million of the increase in the Learning Center segment. European revenues increased $0.8 million. Franchise services revenues remained stable at $10.5 million. In the Catapult Learning segment, NCLB services revenues remained stable at $0.5 million and the school services and special needs businesses revenues decreased $1.3 million compared to the same period of 2004.

Educate, Inc.

Learning Center—Revenues from company-owned territories increased approximately $17.0 million primarily as a result of the acquisition of 67 franchised territories since September 30, 2004 and the inclusion of revenues from Hooked on Phonics programs and services, which we acquired during the first quarter of 2005. Additionally, our combined same territory revenue growth was 1% during the quarter ended September 30, 2005.

Despite the decrease in the number of franchisee-owned territories, which is a result of our acquisitions since September 30, 2004 exceeding new franchise territory openings, franchise services revenues remained stable at $10.5 million, primarily as a result of same territory royalty growth and increased educational program sales to franchisees during the quarter.

European revenues, which include both company-owned and franchise territory results, increased $0.8 million primarily due to increased enrollment. Foreign currency exchange rate movements had minimal impact on revenues.

Revenues for the Learning Center segment represented 84% of our total revenues for the quarter ended September 30, 2005.

Catapult Learning—Our school services and special needs revenues decreased $1.3 million in this seasonally slow period due primarily to certain one-time summer school programs that were served in the prior year. NCLB revenues remained stable at $0.5 million in both the current and prior year quarters as NCLB services begin for the new school year in September. Revenues for the Catapult Learning segment accounted for 16% of our total revenues for the quarter ended September 30, 2005.

	Three months ended September 30,
	2005	2004	% Increase (Decrease)
	(Dollars in millions)
Segment Operating Costs
Learning Center	$51.3	$35.1	46%
Catapult Learning	17.1	15.8	8%

Total Segment Operating Costs	$68.4	$50.9	34%

Segment Profit (Loss)
Learning Center	$15.1	$13.5	12%
Catapult Learning	(4.6)	(2.0)	(130)%

Total Segment Profit	$10.5	$11.5	(9)%

Corporate Expenses
Corporate depreciation and amortization expenses	$0.4	$0.4	—
General and administrative expenses	3.8	3.2	19%
Non-cash stock compensation expense	0.1	0.3	(67)%
Interest expense, net	2.0	2.1	(5)%
Other financing costs	—	0.3	(100)%
Foreign exchange (gains) and other	(0.1)	(0.2)	(50)%
Income tax expense	1.6	3.5	(54)%

Total Corporate Expenses	7.8	9.6	(19)%

Income from continuing operations	$2.7	$1.9	42%

Business Metrics
Segment Operating Margin (1)
Learning Center	23%	28%
Catapult Learning	(37)%	(14)%

(1)	Segment operating margin is calculated by dividing segment profit/(loss) by segment revenue.

Segment Operating Costs. Segment operating costs increased primarily due to the expansion of company-owned Learning Center territories and the acquisition of the Hooked on Phonics line of educational programs.

Educate, Inc.

Learning Center—Segment operating costs increased to 77% of operating revenue for the quarter ended September 30, 2005 compared to 72% in the same period of 2004. Segment operating costs increased by $16.2 million in the third quarter of 2005 compared to the third quarter of 2004 primarily as a result of the additional costs associated with operating and integrating the 67 company-owned territories acquired since September 30, 2004. These costs consist primarily of instructional and advertising costs. Segment costs also increased due to the acquisition of the Hooked on Phonics line of educational programs and the launch of online tutorial services to customers through the Learning Center network. During the current period we also increased our investment in the development of new programs to meet market needs for convenient educational services and programs. European expenses related to Schülerhilfe increased by $0.5 million primarily due to higher costs to support revenue growth. Foreign currency exchange rate movements had minimal impact on expenses compared to the same period in the prior year.

Catapult Learning—Costs increased by $1.3 million, or 8% in the current quarter compared to the third quarter of 2004 primarily due to spending targeted toward increasing student enrollment in Catapult Online, which delivers NCLB instruction to a student’s home via a live, online environment, as well as costs associated with enrolling students in our site-based NCLB business, Education Station.

Segment Operating Margin. Learning Center segment operating margins decreased in the quarter ended September 30, 2005 to 23% compared to 28% for the prior year. The decreased margin is primarily related to additional costs associated with operating and integrating additional company-owned territories acquired and the related shift in revenue mix from franchise revenues to company-owned territory revenues. This occurs because the operating income from an acquired territory is comparable to the royalty income earned from a franchisee in the year of acquisition although the revenue recorded increases substantially. The margin decline is also due to the increased investment in program development costs intended to increase future revenues. Catapult Learning segment operating margins were (37)% for the quarter ended September 30, 2005, down 23% from the prior year at (14)%. This margin decline is due to the incurrence of an increased amount of start-up costs associated with the upcoming school year’s expanded Catapult Online and site-based NCLB offerings as well as the loss of certain summer school programs served in the prior year. Margins were also negatively impacted by Hurricane Katrina through the closing of numerous schools in New Orleans and Alabama where Catapult had been scheduled to provide services.

Corporate Expenses. Corporate general and administrative and depreciation and amortization expenses were $4.2 million for the quarter ended September 30, 2005 and $3.6 million during the same period of 2004, but declined slightly as a percentage of revenue from 5.8% in the third quarter of 2004 to 5.3% in the third quarter of 2005. The increase in the amount of these expenses is in response to needs to support the expanding business and to operate as a public company. Non-cash stock compensation expense decreased by $0.2 million during the third quarter of 2005 compared to the third quarter of 2004. In 2004 we issued restricted common stock and granted vested options to employees and directors to purchase common stock at prices less than the estimated fair value of our common stock. Net interest expense decreased by $0.1 million primarily as a result of the repayment in September 2004 of a portion of our term loan facility with the proceeds from our initial public offering, offset partially by an increase in short-term interest rates under the facility. Other financing costs decreased $0.3 million due to a nonrecurring terminated financing transaction in 2004. Our income tax expense decreased to $1.6 million for the quarter ended September 30, 2005 from $3.5 million for the quarter ended September 30, 2004 due to differences in the effective tax rates between the two periods. Our effective tax rate was 38% for the quarter ended September 30, 2005. During the quarter ended September 30, 2004 our effective tax rate was increased from 38% in the first two quarters of the year to 64% in order to arrive at the full year tax rate of 48% for 2004. The increase in the full year effective tax rate in 2004 was primarily due to the recording of stock compensation expense in 2004 that resulted in a permanently lower income tax deduction compared to the related compensation expense recorded for financial statement purposes.

Educate, Inc.

Comparison of results for the nine months ended September 30, 2005 and 2004.

	Nine months ended September 30,
	2005	2004	% Increase (Decrease)
	(Dollars in millions)
Revenues
Learning Center:
Franchise services-North American	$37.3	$34.9	7%
Company-owned centers-North American	129.3	86.6	49%
European	23.2	20.4	14%

	189.8	141.9	34%
Catapult Learning:
School services and special needs	62.3	68.1	(9)%
NCLB	28.1	21.8	29%

	90.4	89.9	1%

Total	$280.2	$231.8	21%

Business Metrics
Sylvan Learning same territory revenue growth: (1)	3%	3%

Number of Sylvan Learning Territories (2):
Franchisee-owned	723	744	(3)%
Company-owned	163	96	70%

Total	886	840	5%

Number of Sylvan Learning Centers (3):
Franchisee-owned	877	896	(2)%
Company-owned	234	149	57%

Total	1,111	1,045	6%

(1)	“Same Territory” amounts include the results of territories for the identical months for each period presented in the comparison, commencing with the 13th full month each territory has been operating. Same territory growth is presented as the aggregate Educate revenue growth for franchise royalties and company-owned territory revenues during the period. A territory reflects the geographically specified area where an operator has the right to provide products and services under a Sylvan franchise agreement. Same territory amounts include revenue from additional centers opened in existing territories.
(2)	Number of Sylvan Learning territories at period end.
(3)	Number of Sylvan Learning centers at period end.

Revenues. The increase in revenue during the nine months ended September 30, 2005 of $48.4 million compared to the same period of the prior year was due to growth in the Learning Center segment of $47.9 million and growth in the Catapult Learning segment of $0.5 million. The acquisitions of Sylvan Learning Centers from franchisees as well as the acquisition of the Hooked on Phonics line of educational programs and growth in revenue of existing company-owned centers accounted for $42.7 million of the increase in the Learning Center segment. European revenues increased $2.8 million and franchise services revenues grew by $2.4 million compared to the same period of 2004. In the Catapult Learning segment, NCLB services revenues increased 29%, or $6.3 million, partially offset by decreases in revenues of the school services and special needs businesses of $5.8 million compared to the same period of 2004.

Learning Center—Revenues from company-owned territories increased approximately $42.7 million primarily as a result of the acquisition of 67 franchised territories since September 30, 2004 and the inclusion of revenues from Hooked on Phonics programs and services, which we acquired during the first quarter of 2005. In addition, our combined same territory revenue growth increased 3% in the nine months ended September 30, 2005 compared to the same period of 2004.

Educate, Inc.

Despite the decrease in the number of franchisee-owned territories, which is a result of our acquisitions since September 30, 2004 exceeding new franchise territory openings, franchise services revenues increased $2.4 million primarily as a result of same territory royalty growth and increased educational program sales to franchisees during the most recent nine-month period.

European revenues, which include both company-owned territory and franchise results, increased $2.8 million, of which $2.1 million was due to increased enrollment and $0.7 million was a benefit from a favorable foreign currency exchange environment relative to the prior year.

Revenues for the Learning Center segment represented 68% of our total revenues for the nine months ended September 30, 2005.

Catapult Learning—NCLB revenues increased $6.3 million primarily as a result of an increase in the number of contracts and students served in our NCLB supplemental service program compared to the prior year. Our school services and special needs revenues decreased $5.8 million due to the expiration and planned non-renewal of several non-strategic contracts, reduced staffing availability of speech therapists in the current school year, and due to the non-funding of certain one-time summer school programs that were served in the prior year. Revenues for the Catapult Learning segment accounted for 32% of our total revenues for the nine months ended September 30, 2005.

	Nine months ended September 30,
	2005	2004	% Increase (Decrease)
	(Dollars in millions)
Segment Operating Costs
Learning Center	$144.4	$104.1	39%
Catapult Learning	84.4	81.5	4%

Total Segment Operating Costs	$228.8	$185.6	23%

Segment Profit
Learning Center	$45.4	$37.8	20%
Catapult Learning	6.0	8.4	(29)%

Total Segment Profit	$51.4	$46.2	11%

Corporate Expenses
Corporate depreciation and amortization expenses	$1.2	$1.2	—
General and administrative expenses	10.4	9.5	9%
Non-cash stock compensation expense	0.3	8.7	(97)%
Interest expense, net	5.7	8.0	(29)%
Other financing costs	1.5	5.1	(71)%
Foreign exchange (gains) and other	(0.1)	(0.4)	(75)%
Income tax expense	12.3	6.8	81%

Total Corporate Expenses	31.3	38.9	(20)%

Income from continuing operations	$20.1	$7.3	175%

Business Metrics
Segment Profit Margin (1)
Learning Center	24%	27%
Catapult Learning	7%	9%

(1)	Segment profit margin is calculated by dividing segment profit by segment revenue.

Segment Operating Costs. Segment operating costs increased primarily due to the expansion of company-owned Learning Center territories and the acquisition of the Hooked on Phonics line of educational programs.

Learning Center—Segment operating costs increased to 76% of segment revenue for the nine months ended September 30, 2005 compared to 73% in the same period of 2004. Segment operating costs increased by $40.3 million in the nine-month period ended September 30, 2005 compared to the same period in 2004 primarily as a result of the additional costs associated with operating and integrating the 67 company-owned territories acquired since September 30, 2004. These costs consist primarily of instructional and advertising costs. Segment costs also increased due to the acquisition of the Hooked on Phonics line of educational programs and the launch of online tutorial services to customers through the Learning Center network. Current period segment costs also increased due

Educate, Inc.

to an increased investment in the development of new programs to meet market needs for convenient educational services and programs. European expenses related to Schülerhilfe increased by $2.1 million, related to $1.6 million in higher costs to support revenue growth and an unfavorable impact of $0.5 million from foreign currency exchange rate movements.

Catapult Learning—Costs increased by $2.9 million, or 4% in the nine-month period ended September 30, 2005 compared to the same period in 2004 primarily due to spending targeted toward increasing student enrollment in Catapult Online, which delivers NCLB instruction to a student’s home via a live, online environment, as well as costs associated with enrolling students in our site-based NCLB business, Education Station.

Segment Profit Margin. Learning Center segment profit margins decreased in the nine months ended September 30, 2005 to 24% compared to the prior year period at 27%. The decreased margin is primarily related to additional costs associated with operating and integrating additional company-owned territories acquired and the related shift in revenue mix from franchise revenues to company-owned territory revenues. This occurs because the operating income from an acquired territory is comparable to the royalty income earned from a franchisee in the year of acquisition although the revenue recorded increases substantially. The margin decline is also due to the increased investment in program development costs intended to increase future revenues. Catapult Learning segment profit margins were 7% for the nine months ended September 30, 2005 compared to 9% in the same period of 2004. This margin decline is due to the incurrence of an increased amount of start-up costs associated with the upcoming school year’s expanded Catapult Online and site-based NCLB offerings as well as the loss of certain summer school programs served in the prior year. Margins were also negatively impacted by Hurricane Katrina through the closing of numerous schools in New Orleans and Alabama where Catapult had been scheduled to provide services.

Corporate Expenses. Corporate general and administrative and depreciation and amortization expenses were $11.6 million for the nine-month period ended September 30, 2005 and $10.7 million during the same period of 2004, but declined as a percentage of revenue from 4.6% in the first nine months of 2004 to 4.1% in the same period of 2005. The increase in the amount of these expenses is in response to needs to support the expanding business and to operate as a public company. Non-cash stock compensation expense decreased by $8.4 million during the nine-month period ended September 30, 2005 compared to the same period of 2004, when we issued restricted common stock and granted vested options to employees and directors to purchase common stock at prices less than the estimated fair value of our common stock, which resulted in a significant one-time stock compensation charge and smaller expense recorded over the vesting period for the remaining award. Net interest expense decreased by $2.3 million primarily as a result of the repayment in September 2004 of a portion of our term loan facility with the proceeds from our initial public offering, offset partially by an increase in short-term interest rates under the facility. Other financing costs were $1.5 million in the nine-month period ended September 30, 2005 compared to $5.1 million in the same period of 2004. Both periods included the write-off of deferred financing costs. The 2005 period included $1.5 million of expense related to the substantial modification of our term debt facility. The 2004 period included a $4.8 million write-off related to the substantial modification of our prior term debt facility and other financing costs related to a terminated financing transaction in 2004. Our income tax expense increased to $12.3 million for the nine months ended September 30, 2005 from $6.8 million for the nine months ended September 30, 2004. This was due to an increase in segment profits combined with a decrease in interest and other financing costs, partially offset by a decrease in the effective tax rate compared to 2004. Our effective tax rate was 38% for the nine months ended September 30, 2005. During the nine months ended September 30, 2004 our effective tax rate was 48%. The increase in the full year effective tax rate in 2004 was primarily due to the recording of stock compensation expense in 2004 that resulted in a permanently lower income tax deduction compared to the related compensation expense recorded for financial statement purposes.

Liquidity and Capital Resources

The following table summarizes major changes in our cash position during the nine-month periods ending:

	September 30, 2005	September 30, 2004
	(Dollars in Millions)
Beginning cash balance	$14.6	$20.3
Operating activities – continuing operations	31.7	33.4
Operating activities – discontinued operations	—	(1.9)
Investing activities	(51.1)	(11.1)
Financing activities	18.1	(6.8)
Effect of exchange rates	(0.6)	(0.3)

Ending cash balance	$12.7	$33.6

Educate, Inc.

Historically, we have generated significant cash flows from our operations which have allowed us to meet our working capital needs and fund the cash we require to make investments in property and equipment, open new company-owned Learning Center territories, and acquire franchised territories and other businesses.

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

For the nine-month periods ended September 30, 2005 and September 30, 2004, our cash flows from continuing operations were $31.7 million and $33.4 million, respectively. The decrease of $1.7 million was attributed primarily to cash used to fund working capital changes, offset by an increase in income from continuing operations before non-cash charges of $7.4 million for the nine months ended September 30, 2005 compared to the same period in 2004. The reported income from continuing operations for the nine months ended September 30, 2005 included significant non-cash elements such as deferred income taxes of $6.4 million resulting from tax benefits related to tax basis goodwill amortization, as well as depreciation and amortization of $6.2 million. The cash used to fund working capital changes of $8.2 million relative to the same period of 2004 consisted of increased investments in accounts receivable and other current assets of $3.7 million combined with reduced funding from current liabilities of $4.5 million.

Our investing activities have historically consisted of investments in property and equipment and acquisitions of franchised territories and other businesses. Our ability to make future acquisitions and investments in property and equipment will be dependent on the cash flows we generate from our operations and our ability to obtain additional capital.

During the nine-month period ended September 30, 2005, we used $9.2 million of cash to acquire Hooked on Phonics net of cash acquired. We invested an additional $25.7 million in Learning Center acquisitions and $14.1 million in property and equipment and internally developed software.

As described more fully in the unaudited Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, on April 28, 2005, we amended our term loan facility, increasing the term loans outstanding from $118.6 million at March 31, 2005 to $140.0 million. The revolving credit borrowings of $13.0 million were immediately repaid, and the remaining $8.4 million was available for use in operations, acquisitions or other investments. As a result of the repayment of the borrowings under the revolving credit facility and outstanding standby letters of credit, we had $28.8 million of available credit through that facility as of September 30, 2005.

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

Contingent Matters

We have guaranteed certain bank loans of franchisees related to financing the purchase of educational programs and other purchased instructional material. Of the $0.6 million of available credit under this program, $0.1 million was outstanding at September 30, 2005. These guarantees are secured by the assets of the business of the individual franchisee utilizing this financing arrangement.

The Company maintains a number of standby letters of credit totaling $1.2 million as of September 30, 2005 to guarantee its insurance program and the potential payment under a franchisee acquisition through 2008.

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

Educate, Inc.

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

The Company will adopt the provisions of Statement 123(R) on January 1, 2006, using the modified prospective method. Unvested stock-based awards issued prior to May 14, 2004 and disclosed in the financial statements using the minimum value method (rather than the estimated fair value using the Black-Scholes option-pricing model) will be accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Awards issued after May 14, 2004 and through December 31, 2005 that have not vested will be accounted for at the date of adoption using the same estimate of the grant-date fair value disclosed in the historical financial statements. See also Note 1, Stock-Based Compensation.

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

Educate, Inc.

Foreign Currency Risk

In the third quarter of 2005, approximately 10% of our revenues were derived from customers outside the United States. Most of this business is transacted through international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize the exchange rate exposure of our operating margins. A hypothetical 10% adverse change in average annual foreign currency movements would have decreased both net income and cash flows for the nine months ended September 30, 2005 by $0.3 million. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. We generally view our equity investment in foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on our net investment in foreign subsidiaries are reflected in other comprehensive income (loss). A hypothetical 10% average change in depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in our net investment in foreign subsidiaries of approximately $2.0 million at September 30, 2005.

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

Note 5 of the Notes to Consolidated Financial Statements (Unaudited) of Educate, Inc. in this Quarterly Report on Form 10-Q provides information on our significant indebtedness and our interest rate swap agreements. The total notional amount of interest rate swaps at September 30, 2005 was $50.0 million, representing a settlement asset of $0.9 million. Assuming average variable rate debt levels, a one percentage point increase in interest rates would have increased interest expense by approximately $0.5 million in the nine months ended September 30, 2005.

All the potential impacts noted above are based on sensitivity analysis performed on our financial position at September 30, 2005. Actual results may differ materially.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2005. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that the Company files or submits under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

The Company’s management, including the principal executive and principal financial officers, has evaluated any changes in the internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended September 30, 2005, and has concluded that there was no change that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS

Index Number
3.1	Amended and Restated Certificate of Incorporation of Educate, Inc., a Delaware corporation (1)

3.2	Amended and Restated By-laws of Educate, inc., a Delaware corporation (2)

4.1	Form of Registration Rights Agreement, by and among Educate, Inc., and certain of its stockholders (2)

31(i).1	Certification of R. Christopher Hoehn-Saric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(i).2	Certification of Kevin Shaffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of R. Christopher Hoehn-Saric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Kevin Shaffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed on September 22, 2004.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 originally filed on May 14, 2004 and declared effective on September 22, 2004.

Educate, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Educate, Inc.

Date: November 14, 2005	/s/ Kevin E. Shaffer
Kevin E. Shaffer
Chief Financial Officer