Form 10-K
period 2005-12-31
EDUCATE INC
filed 2006-03-16
CIK 1286862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Registrant’s telephone number, including area code: 410-843-8000

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:	Common stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates computed using the Nasdaq closing stock price as of June 30, 2005 was $268,538,425. For purposes of this calculation, the registrant considers directors, executive officers and holders of more than 5% of the outstanding common stock to be affiliates. The registrant had 42,735,818 shares of common stock outstanding as of March 3, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Notice of Annual meeting and Proxy Statement to be filed no later than April 30, 2006 are incorporated by reference into Part III of this Annual Report.

EDUCATE, INC.

PART I.

Item 1. Business.

Overview

We are a leading provider of tutoring and other supplemental education services to pre-kindergarten through twelfth grade, or pre-K-12, students. For over 25 years, we have provided trusted, personalized instruction to our students. We operate through two business segments that served more than 320,000 students in 2005.

Our Learning Center segment develops and delivers trusted diagnostic, prescriptive tutoring programs primarily through a network of franchised and company-owned learning centers located primarily in North America operating under the Sylvan brand name. The Learning Center segment also develops and sells educational programs and services under the Hooked on Phonics brand name, which we acquired in February 2005. Sylvan and Hooked on Phonics are two of the most highly recognized brand names in the supplemental education services industry.

Our Catapult Learning segment, formerly referred to as Institutional Services, provides tutoring, as well as other supplemental education services and special needs services, to eligible students in public and private schools through government-funded contracts under the Catapult Learning and other brand names. In October 2005, the Company announced its intention to sell the Education Station business, which delivers site-based No Child Left Behind services to public schools.

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

Based on our market research, we believe that 98% of women within our target demographic recognize the Sylvan brand name. Our long history of successfully providing tutoring services and our substantial investments in advertising and direct marketing on national, regional and local levels have contributed to consumers’ recognition of the Sylvan brand. We have found television advertising, such as our Confident Kids campaign, to be effective at delivering an emotionally compelling message to consumers.

Our Educate Products business creates, manufactures, and sells educational products that are fun, easy to use, and effective, including the highly regarded Hooked on Phonics early reading, math and study skills programs.

We expect that both of our business segments will continue to benefit from increased national attention on the quality of pre-K-12 education. We believe that parents have become more proactive in seeking education services that supplement their children’s education and are willing to pay for these services. In addition, over the past ten years, the supplemental education services market has benefited from increased spending in both public and private schools. Further, increased education spending by governmental authorities has enjoyed continued bipartisan support. We believe these market forces have contributed to our substantial growth.

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

We are a holding company and all of our operations are conducted through our operating subsidiaries. Our principal executive offices are located at 1001 Fleet Street, Baltimore, Maryland 21202. Our telephone number is 410-843-8000. Our website is www.educate-inc.com. Information on our website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K. Our filings with the Securities and Exchange Commission (“SEC”) are available without charge on our website as soon as reasonably practicable after filing.

Business Segments

Learning Center

Our Learning Center segment develops and delivers trusted, personalized tutoring programs to students in grades pre-K-12 through a network of 896 territories supporting 1,121 franchised and company-owned learning centers in North America operating under the Sylvan brand name and 1,013 European franchised and company-owned learning centers operating under the Schülerhilfe brand name. As of December 31, 2005, there were 245 company-owned and 876 franchised Sylvan Learning Centers operating principally in North America, and 242 company-owned centers and 771 franchised Schülerhilfe centers operating in Germany and Austria. As of December 31, 2005, there were 171 Company-owned territories and 725 franchised Sylvan territories operating in North America. During 2005, the Learning Center segment generated revenues of $244.2 million, representing 74% of our total revenues.

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

Our students generally enroll in a 60 to 120 hour program with instruction three to four times per week for one to two hours per visit. In our core reading and math programs, each teacher typically works with up to three students at a U-shaped table designed to facilitate the learning experience. Within this setting, a teacher works with each of the students individually in turn while the other two students work independently on their own programs. Each teacher is trained in using our proprietary learning systems, which address the particular skill gaps identified in the diagnostic testing. Students generally work with multiple teachers throughout their course of instruction. We also incorporate a motivational program using tokens redeemable for novelties and toys to inspire students to achieve their objectives, build self-confidence and strengthen their enthusiasm for learning. We measure and evaluate each student’s progress after every 36 hours of instruction, hold parent conferences after every 12 hours of a student’s program, and schedule periodic updates with the student’s regular school teachers during the program. Our Sylvan Learning Centers guarantee that each math and reading student will achieve at least one grade level equivalent of improvement within the first 36 hours of instruction or the student will receive 12 hours of additional instruction for free.

The cost to a student of an education program is dependent upon his or her individual needs. The program costs approximately $3,200 to $4,400, with the actual amount dependent upon the price per hour for tutoring and the number of hours of tutoring provided. Consumers may pay for the full program upon enrollment or prepay on a monthly basis using cash or a credit or debit card. Many of our customers also use third-party financing programs offered by recommended vendors.

We also provide tutoring services for the SAT and other standardized tests in our Sylvan Learning Centers using materials developed by our subsidiary, Ivy West Educational Services, Inc. Ivy West instructors also provide one-on-one tutoring and test preparation services to students in their homes through a staff of over 1,000 instructors.

Our company-owned and franchise learning centers deliver tutoring services under the Ace it! brand to students that are institutionally funded through the supplemental education services provision of the No Child Left Behind legislation.

During 2005, our North American Learning Center operations generated revenues of $214.2 million, representing 65% of our total revenues.

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

During the first three months of 2006 we have begun to implement a three-point strategy to increase the rate of growth in the North American Learning Centers. First, we made management changes, including naming Peter J. Cohen as President of Sylvan Learning Centers and eliminating unneeded layers of management in the company-owned centers business. Second, we implemented new customer inquiry and enrollment conversion tools and increased our focus on the conversion of internet inquiries. And third, we are developing a premium tutoring program and a value based tutoring program to expand the Sylvan tutoring offerings.

Franchised Territories. Franchising is a core element of our business strategy. As of December 31, 2005, there were 725 territories, which supported franchised Sylvan Learning Centers located in North America, including 791 in the United States and 83 in Canada. During 2005, we expanded our franchised network by 47 territories. In 2005, we generated $46.6 million in revenues from our franchised North American Learning Center operations, representing 14% of our total revenues. We generate income from franchising activities primarily through royalties, which are calculated as a fixed percentage of franchisee cash receipts.

We generate additional licensing fees from the sale of new franchise territories, within which a franchisee is allowed to open learning centers, and from sales of learning materials and other materials to franchisees.

Our franchise agreements grant the franchisee a license to operate Sylvan Learning Centers and to use Sylvan’s trademarks within a specified geographical territory. Our franchise agreements generally have an initial term of ten years, subject to unlimited additional ten-year extensions at the franchisee’s option under the same terms and conditions. The license fees and royalty rates vary depending upon the demographics of the territory. If a franchisee proposes to sell a franchised center, we have the right to acquire the franchised center on the same terms as the proposed buyer.

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

Company-Owned Territories. As of December 31, 2005, we operated 171 company-owned territories including 245 company-owned Sylvan Learning Centers in 37 markets in North America. During 2005, we increased the number of company-owned territories by 60. In 2005, our company-owned North American Learning Center operations generated revenues of $145.4 million, representing 44% of our total revenues. Company-owned learning centers enable us to test and refine new educational programs, marketing plans and learning center management procedures before offering these programs and procedures to our franchisees. Our company-owned territories serve as best practice models where significant operational and educational improvements can be developed and implemented quickly. On average, company-owned territories have higher sales than franchised territories primarily due to higher average revenue per student. In 2005, our company-owned territories generated average sales per territory of $860,000 and we received royalties from our franchisees that imply average cash receipts per franchised territory of $531,000.

European Learning Centers

Our European learning center business operates under the Schülerhilfe brand name. Schülerhilfe has provided after school tutoring, consisting primarily of homework support, to primary and secondary students in Germany and Austria for over 30 years. As of December 31, 2005, Schülerhilfe operated 242 company-owned learning centers and 712 franchised centers in Germany, and 59 franchised centers in Austria. Schülerhilfe generates revenue primarily from the operation of company-owned centers and the receipt of monthly fixed fees from franchisees. As in our Sylvan Learning Centers, the aim of Schülerhilfe’s center-based tutoring is for students to improve their grades and develop their self-confidence. Schülerhilfe provides tutoring in a number of subjects, including German, math, English, Latin, French, chemistry, and biology, using the individual child’s own textbooks. After an initial consultation, students visit a Schülerhilfe center after school for at least two 90 minute sessions per week. Students work with teachers on addressing their skill gaps using a combination of schoolwork, homework, and Schülerhilfe curriculum. Sessions are taught in small groups of five or fewer students per teacher. On average, parents pay €120 per month for eight sessions. In 2005, Schülerhilfe generated revenues of $30.3 million, representing 9.2% of our total revenues.

Educate Products

Educate Products, including the Hooked on Phonics and other brand names, is a leading creator of educational products that are fun, easy to use, and get results. We work with educators, interactive designers, writers, artists and parents to develop step-by-step learning programs that help teach children critical reading, math and study skills. Since the launch of the first product in 1987, more than two million families and thousands of schools have turned to the Hooked on Phonics library of award-winning programs.

Catapult Learning

Since 1993, Catapult Learning has provided supplemental instruction programs primarily in reading and math to students in schools, school districts and private educational entities (primarily parochial schools) across the country. These programs encompass a wide variety of education services that supplement and expand those provided by these institutions. Our services are typically provided on location at the client school or a conveniently located community organization’s facility. These services are funded by federal, state and local governments. While funding for our programs comes from a variety of sources, there are two federal government programs that are significant sources of funds for the services that we offer: Title I of the Elementary and Secondary Education Act (most recently reauthorized as No Child Left Behind, or “NCLB”) and the Individuals with Disabilities Education Act (IDEA). Title I funds are provided by the Federal government to address the needs of educationally and economically disadvantaged students in public and private schools. IDEA funds are provided by the Federal government to address the needs of students identified for special education.

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

In 2005, our Catapult Learning segment generated revenues of $86.2 million, representing 26% of our total revenues. We believe that the increasing willingness of school districts and private schools to utilize third parties to provide supplemental education and specialized support services to the students in their schools, the increases in Title I spending, and access to IDEA funding and state education funds provide us with opportunities for continued growth.

On October 27, 2005, we announced our intention to sell our Education Station business, which delivers site-based No Child Left Behind services to public schools. Education Station is a component unit within the Catapult Learning operating segment. Existing Education Station contracts will be served and we anticipate the completion of the sale within the next year. The operations of Education Station are classified as discontinued operations for all periods presented.

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

Public Sector Demand. In the 2001-2002 school year, the most recent year for which the U.S. Department of Education has published data, the total K-12 expenditures by U.S. governmental entities for purchased instructional services was approximately $7 billion. The size of that market has increased since the 2000-2001 school year due in part to the adoption of federal legislation. The most recent major federal legislation, NCLB, increased federal funding for addressing the needs of low income students by 3% from $12.3 billion in 2004 to $12.7 billion in 2005. NCLB also enacted sweeping changes, such as requiring a school district to set aside funds to support school choice and supplemental educational services, including tutoring provided by third parties, if a school in the district fails to achieve its adequate yearly progress goals for three consecutive years. In particular, NCLB increased the accountability of public school districts for poor student performance, increased the emphasis on results-based student improvements, instituted penalties for continued poor school performance, and increased the availability of private educational alternatives for low-income students.

NCLB also provides for more alternatives to public schools, and a heightened focus on results and school accountability. Funding for outsourced programs and services comes from a variety of sources, including federal, state and local governments. The federal government provides funds through two main programs, Title I of the Elementary and Secondary Education Act and IDEA. Title I funding has grown 3% from $14.4 billion in 2004 to $14.8 billion in 2005, and IDEA funding has grown 6% from 10.0 billion in 2004 to $10.6 billion in 2005.

Our Equity Sponsor

As of December 31, 2005, affiliates of Apollo Advisors, L.P. (“Apollo”) owned 53% of our outstanding shares of common stock. We refer to Apollo as our “equity sponsor.” Apollo was founded in 1990 and is among the most active private investment firms in the United States in terms of both number of investment transactions completed and aggregate dollars invested. Since its inception, Apollo has managed the investment of an aggregate of approximately $14 billion in equity capital in a wide variety of industries, both domestically and internationally.

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

Marketing

We believe our investment in advertising is driving a high level of brand awareness and favorable consumer perceptions about our brand. Our marketing strategy relies primarily on direct response marketing. Our marketing materials are designed to generate a response from consumers, usually in the form of a call or e-mail to one of our learning centers. This direct marketing strategy allows us to quantitatively and qualitatively test the effectiveness of various aspects of our marketing campaigns by measuring consumer response and making appropriate modifications to the campaign to improve consumer response. We believe that this empirical approach to marketing allows us to make more effective use of each media vehicle and to improve the return on our marketing investment.

We have found television advertising, such as our Confident Kids campaign, to be effective at delivering an emotionally compelling message to consumers. Accordingly, we commit a majority of our advertising funds to television and internet advertising. The remaining advertising expenditures are comprised of territory spending mainly on direct mail, print or public and community relations. As part of our quantitative and qualitative analysis, each year we test the performance of our newly developed advertising materials and compare the results to the benchmarks set by the best performing advertising materials in our previous campaigns to determine if the new material will be used throughout the system.

Our marketing is coordinated across three tiers, the national marketing fund, regional cooperative marketing funds, and local marketing. Substantially all franchised and company-owned centers pay a monthly fee into the national marketing fund, which is jointly managed by representatives of the company and the franchise community, while regional cooperative marketing funds are managed by members of the region, and local funds are managed individually by franchisees or company-owned territory management. These three tiers use a combination of marketing channels, including television, internet, print and grassroots public and community relations, such as appearances at public school parent assemblies, local street fairs and festivals, and other community events sponsored by local civic and religious groups. We maintain a consistent and targeted advertising message across each of these tiers and in each of the marketing channels through the centralized development and distribution of all advertising material used, including the materials used by franchisees and company-owned centers in local markets, and through specific recommendations to our franchisees of the appropriate mix of marketing channels.

We market our Educate Products brand to both trade and consumer audiences. Our trade customers are typically decision makers that we reach through a variety of methods including direct mail, trade shows and advertising in targeted trade publications. Our consumer target consists primarily of parents of children ages 3 to 12. We reach these consumers through a variety of means including print, radio and internet advertising.

Catapult Learning

Our Catapult Learning segment seeks to understand the needs of a particular institution and develops specific programs to address those needs within the scope of available funding. Our institutional services are marketed primarily through direct, personal contact with superintendents of school districts, school principals and other key decision makers at targeted institutions by our relationship managers and sales force. Through these sales efforts, we seek to maintain and expand our relationships with existing institutional customers. This focus on our existing relationship allows us to market additional supplemental services to them, which is less expensive than new client development efforts.

Employees

As of December 31, 2005, we had a total of 2,302 full-time and 6,451 part-time U.S. and Canadian employees, of whom 6,293 were employed in our Learning Center segment; 2,316 were employed in our Catapult Learning segment; and 144 were employed in corporate services functions. Additionally, we had 733 Schülerhilfe employees of whom 73 were full-time and 660 were part-time. Approximately 133 of those employees are represented by a Works Council. We consider our relationship with the Council to be good. None of our employees is party to any collective bargaining agreement with us and we consider our relationships with all employees to be good.

Competition

While we face competition in each of our business segments, the markets for the Learning Center and Catapult Learning segments are very fragmented and penetrations are low. We are aware of only six direct national corporate competitors in our North American Learning Center business: Huntington Learning Centers, Inc., Kumon Educational Institutes, The Princeton Review, Kaplan Educational Centers, SCORE! Education Centers, and Club Z!. With the exception of Kumon Educational Institutes, which is comprised of a large number of locations mostly operated in facilities primarily used by other organizations, we believe these competitors operate fewer learning centers and provide services within a smaller geographic area than we do. In most areas served by our Learning Center segment, competition also exists from individual tutors and local learning centers. Learning Center competition focuses on education quality, convenient locations and price. Schülerhilfe’s primary competition consists of Studienkries, a slightly-larger national provider of tutoring services in Germany, smaller regional tutoring chains and individual local tutors. In our products business, we compete primarily in the preschool and early elementary categories of educational products. Our products compete with a variety of brands in both the toy and publishing industries. In the toy industry we compete with electronic learning aid products including those produced by LeapFrog and VTech Corporation. In the publishing industry we compete with companies, including School Zone and Scholastic, whose products are designed to teach children basic phonics, reading and math skills. We believe the principal competitive factors impacting the market for our products in retail stores are brand, design, overall educational efficacy, quality and price.

In our Catapult Learning business, competition is primarily based on education quality, reputation and price. We compete with individuals that provide tutoring services to institutional customers, state and local education agencies that provide supplemental education services and national providers of supplemental education services, such as Kaplan K12 Services and The Princeton Review. We also compete with several other entities that currently provide Title I and state-based programs on a contract basis for students attending parochial and private schools.

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

Intellectual Property

We have federal trademark registrations for the words “Sylvan,” “Sylvan Learning Center,” “eSylvan”, “Hooked on Phonics”, “Hooked on Reading” and distinctive logos, along with various other trademarks, patents and servicemarks and have applications pending for a number of other distinctive phrases, including “Ace it!,” “Catapult Learning,” “Hooked on,” “Progressus,” and “Progressus Therapy, Inc.” We cannot predict whether our trademark and service mark applications will be approved. We cannot assure you that our existing or future trademarks, patents or servicemarks will provide meaningful protection. We also have obtained foreign registrations of Sylvan in over 50 countries. Our License Agreement grants our franchisees the right to use certain of our trademarks and servicemarks in connection with operation of a franchised learning center subject to certain quality control and other provisions.

Item 1A. Risk Factors.

Risks Relating to Our Learning Center Segment

Our inability to adequately manage our growth could have an adverse effect on our operations.

We have increased the number of our company-owned Sylvan Learning Center territories from 82 as of January 1, 2000 to 171 as of December 31, 2005. We intend to continue increasing the number of company-owned territories by opening new territories and acquiring franchisee-owned territories. We may not be able to integrate territories acquired from franchisees into our other operations without substantial costs, delays or other operational or financial problems. In particular, in 2005 we experienced higher than expected integration costs and lesser than expected revenues for many of our acquired territories. In addition, as our business grows, more resources will be required to support our operations, including hiring teachers, directors of education, center directors and area managers, particularly if this growth occurs outside of the 37 markets in which we now operate company-owned territories. Our inability to manage our anticipated growth may adversely affect the quality and consistency of our programs, our ability to integrate new personnel and our ability to capitalize on new business opportunities.

In response to our same territory revenue growth in 2005, we implemented a new strategy to restore growth, but we cannot assure you that our new strategy will be effective.

In 2005, our same territory revenues grew modestly compared to the prior year in our Learning Center business. While segment revenues grew by 34% over 2004 due primarily to acquisitions, same territory revenues increased by 3%. Inquiries declined from the prior year, and we did not achieve expected levels of revenue growth, especially at our company-owned centers. In response to these conditions we developed a three-point strategy to restore growth. We intend to: (1) implement management changes, designed to add strength while eliminating unneeded layers in the key company-owned center portion of the team, (2) implement new inquiry and enrollment conversion tools, and (3) develop premium and value-based programs. However, we cannot assure you that these changes will have the intended effect or that they will result in increased revenues or profits.

Actions of teachers, instructors and other personnel could lead to liability claims and damage to our reputation, which could cause us to incur substantial costs and strain our relationships with franchisees.

We could become liable for the actions of teachers and other personnel at our company-owned learning territories or other areas in which we provide services, including schools and students’ homes. In the event of accidents or injuries or other harm to students, we could face claims alleging that we were negligent, provided inadequate supervision or were otherwise liable for the injuries. A liability claim against us or any of our employees could adversely affect our reputation with our customers, which could adversely affect our enrollment and revenue. Even if unsuccessful, such a claim could create unfavorable publicity, cause us to incur substantial expenses and divert the time and attention of management. Unfavorable publicity resulting from a liability claim against us or any of our employees may also adversely affect our franchisees’ businesses, which could strain our relationships with franchisees.

Actions taken by our franchisees may harm our business.

Our business is dependent upon our franchisees and the manner in which they operate their franchised territories under our licensed brand. If a franchisee were to engage in unauthorized or unlawful conduct, the general public may associate this conduct with our brand, and negative publicity associated with this conduct could affect the reputation and success of all of our centers. Our business may also be adversely affected if our franchisees do not operate their territories and provide tutoring services in a manner consistent with our standards and requirements or do not hire and train qualified teachers. Our license agreements with our franchisees do not require them to conduct background checks on prospective employees. In addition, a liability claim against a franchised center or any center personnel may result in unfavorable publicity for all of our learning centers, whether or not the claim is successful.

Our ability to grow may be hindered and our business may suffer if our franchisees do not adopt and effectively implement improved programs and business practices we develop.

We are dependent on the willingness of our franchisees to adopt and effectively implement improved programs and business practices we develop in order to increase franchised center-based revenues and resulting royalties paid to us. However, franchisees often are not required to adopt these practices and they may adopt and implement our programs and business practices more slowly than we anticipate, or not at all. Any of these delays or failures could result in lower franchised center-based revenues and royalties paid to us, thus limiting our growth.

Our failure to maintain good relationships with our franchisees could significantly reduce our revenue and income.

We derive significant revenue from franchised operations, which comprised 16% and 18% of our revenue in 2005 and 2004, respectively. Our relationships with our franchisees may deteriorate in the future. Any deterioration in our relationship with our franchisees could significantly reduce our revenue and require management to direct their time and effort to rebuild strained relationships with franchisees. If management’s attention is focused on repairing relationships with franchisees instead of developing new programs and processes to increase revenue and income, our business and prospects may be adversely affected.

If we fail to sell licenses for new franchise territories, our financial performance and growth prospects may be adversely affected.

The growth of our business is dependent upon increasing the number of our franchised centers by selling licenses for new territories. Damage to our reputation and competition from other franchised supplemental education service providers may adversely affect our ability to sell licenses for additional franchise territories. If this were to occur, continued expansion would require the opening of a larger number of company-owned centers than we currently have planned which would require significantly more time and capital expenditures by us and could hinder or prevent our expansion.

The sale of licenses for new franchise territories could harm our relationship with existing franchisees.

Some or our franchisees presently benefit from being located adjacent to unlicensed territories. If we sell licenses for those unlicensed territories, the existing franchisees may have an adverse reaction, potentially straining our relationship with them.

New programs, services, and products may not be accepted and purchased by institutional customers and consumers.

As part of our growth strategy, we intend to implement, offer, and sell new programs, services, and products. There can be no guarantee that the new programs, services, and products will be successful or that our institutional customers and consumers will accept and purchase them.

Our ability to grow may be hindered by product-related problems.

A source of growth of our business will be in the creation, manufacture, and sale of educational products that are fun, easy to use, and effective. We may experience manufacturing problems, distribution problems, and inventory management problems. In addition, there are risks due to the seasonal nature of the product business and we may experience problems as we sell the products internationally.

We intend to open additional learning centers in targeted geographic areas, creating the risk that we may over-saturate a particular market.

As part of our growth strategy, we intend to open additional company-owned learning centers in areas that we believe have a low center density, as measured by centers per child. There can be no guarantee that any incremental revenue we realize from this strategy will exceed the increase in our operating costs resulting from opening and operating additional centers. If the incremental revenue generated by new centers is less than the added costs of opening and operating additional centers, our operating income will decrease.

We rely on the accuracy of the unaudited financial information we receive from our franchisees, over which we do not have direct supervision or control and which we do not routinely audit.

Under their license agreements with us, our franchisees are required to report financial and other data to us, including their learning center revenues and results of operations. We rely on franchisee data to make important business decisions. However, we do not routinely audit the information that our franchisees report to us, and we do not have direct supervision over the reporting of our franchisees. Therefore, we are unable to ensure that the data reported by our franchisees is accurate. If the data reported by our franchisees is not accurate, it may cause determinations made by us in reliance on the reported data to be inaccurate and may result in less informed business decisions by management.

Franchise regulations could limit our ability to terminate or replace unproductive franchises, which could result in lower franchise royalties.

Applicable laws may delay or prevent us from terminating an unproductive franchise or withholding our consent to renew or transfer a franchise, which could result in lower franchise royalties. As a franchisor, we are subject to federal, state and international laws regulating the offer and sale of franchises. These laws also frequently apply substantive standards to the relationship between franchisor and franchisee and limit the ability of a franchisor to terminate or refuse to renew a franchise. Compliance with federal, state and international franchise laws can be costly and time consuming, and we cannot be certain that we will not encounter delays, expenses or other difficulties in this area. Further, the nature and effect of any future legislation or regulation of our franchise operations cannot be predicted.

The provision of NCLB services under the Ace it! or Sylvan brands by our franchisees may harm our reputation and negatively affect our financial condition.

Many of our franchisees began providing NCLB services commencing in the 2004-2005 school year under the Ace it! or Sylvan brands. If our franchisees are unsuccessful in providing NCLB services, or are disqualified as providers of these services, the reputation and success of our Sylvan Learning Center business could be adversely affected if consumers associate the provision of such services by our franchisees with the services provided through our Sylvan business.

Economic, political and other risks associated with our European and Canadian centers could adversely affect our business.

Our European and Canadian centers are subject to a number of risks inherent to operating in foreign countries. For example, risks affecting our European and Canadian centers include:

•	fluctuations in foreign currency exchange rates;

•	differences or unexpected changes in regulatory requirements;

•	foreign governments’ restrictive trade policies;

•	the imposition of, or increase in, duties, taxes, government royalties or non-tariff trade barriers;

•	exchange controls;

•	challenges of operating in international markets with different cultural bases and consumer preferences; and

•	increased dependence on local country managers.

Most of these risks are beyond our control. We cannot predict the nature or likelihood of any such events. However, if such an event should occur, it could adversely affect our business, financial condition and results of operations.

Risks Relating to Our Catapult Learning Segment

Our Catapult Learning segment conducts business largely with local education authorities, the composition of which change from time to time. As a result of these changes, our relationship can be adversely affected, leading to reductions in business and harm to our reputation.

A substantial portion of our revenue, 33% and 26% in 2004 and 2005, respectively, is generated by our Catapult Learning segment. This segment provides services to government agencies, primarily to school districts, and therefore is exposed to the risks associated with government contracting. Many of our contracts with school districts are school-year contracts subject to annual renewal at the option of the school district, and in many instances the school district can terminate or modify the contracts at their convenience. Any negative publicity, whether or not the reason for such publicity is within our control, could cause a school district to terminate or fail to renew a contract. Changes in the composition of local school boards or changes in school district administration may adversely affect a school district’s willingness to contract with us. In addition, any termination or non-renewal of a contract with a school district could have an adverse effect on our results of operations, and a termination or non-renewal caused by our failure to improve the poor academic performance of students enrolled in our programs could adversely affect our ability to secure contracts with other school districts.

Changes in Federal and state laws reducing or eliminating funding for third-party suppliers of supplemental education services could adversely affect our business.

Our Catapult Learning segment relies almost exclusively on government-funded programs. The federal government and state governments may, at any time, reduce, or lower the rate of growth of, funding under the Elementary and Secondary Education Act (ESEA), the Individuals with Disabilities Education Act (IDEA) or similar programs. The U.S. Congress may modify or repeal the ESEA (currently reauthorized as the No Child Left Behind Act) or modify the IDEA, thus reducing the amount of federal money available to fund our programs. The Federal and state governments may eliminate or specifically limit the amount of funds spent on third-party supplemental education services. Any such reduction, limitation or elimination of funding could adversely affect our Catapult Learning revenue.

If we fail to comply with applicable state and federal regulations, we may face government sanctions.

As a result of providing services funded by government programs, we are subject to state and federal regulations. Compliance with state and federal regulations can be costly and time consuming, and we cannot be sure that we will not encounter delays, expenses or other difficulties. Further, our failure to comply with these regulations could result in financial penalties or restrictions on our operations.

Additional Risks Relating to Our Business and Industry

Our operating results may vary significantly from quarter to quarter as a result of seasonal and other variations to which our business is subject. This may result in volatility or adversely affect our stock price.

We experience seasonality in results of operations primarily as a result of changes in the level of student enrollments during the course of the school year and the duration of the school year. Also, we recognize franchise royalty revenue based upon our cash receipts from franchisees, in accordance with the terms of our franchise agreements. Because many customers prepay for programs at the time of enrollment, the timing of our franchise royalty revenues tends to correspond to student enrollment dates. In our company-owned center and other businesses, however, we recognize revenue as we deliver services. We typically generate the largest portion of our Learning Center and Catapult Learning revenue in the second quarter, and we experience lower revenues from franchise royalties in the fourth quarter as a result of prepayments by customers to our franchisees in other quarters. As our institutional and learning center revenue grows at varying rates, these seasonal fluctuations may become more evident. As a result, we believe that quarter-to-quarter comparisons of our results of operations may not be a fair indicator and should not be relied upon as a measure of future performance.

Our historical results of operations may not be indicative of future performance, which is difficult to forecast. We expect our results to vary from quarter to quarter.

We expect results of operations to fluctuate in response to factors in addition to seasonal fluctuations. These factors include the timing of receipt of payment from our customers, including those under government contracts funded under Title I and other legislation, changes in the percentage of customers prepaying in our franchised centers and the timing of revenue recognition of franchise license fees. Changes in the pattern of customer prepayments in our franchised centers would cause fluctuations of operating results because these changes impact our franchise royalty revenues. In the Catapult Learning segment, there are often significant delays in payment by the school districts.

We have a limited operating history as an independent company, which may make our business difficult to evaluate.

We commenced operations as an independent company in 2003. As a result, we have only a limited operating history as an independent company upon which you can evaluate our business and prospects. We will encounter risks, uncertainties and difficulties frequently experienced by other similarly situated companies, such as maintaining adequate internal controls and procedures and managing the expansion of our operations. If we do not successfully manage these risks, our business, financial condition and results of operations will be adversely affected.

We expect that new products and programs we develop will expose us to risks that may be difficult to identify until such products or programs are implemented.

We are currently developing, and in the future will continue to develop, new products and programs, the risks of which will be difficult to ascertain until these future programs are implemented. For example, we recently introduced new programs and procedures through which our Sylvan Learning Center franchisees may choose to offer NCLB services, under the name Ace it! or Sylvan. In addition, in February 2005, we acquired the Hooked on Phonics brand of educational programs. These new products and programs differ significantly from the services our Sylvan Learning Center franchisees currently provide in their learning centers. Any negative events or results that may arise as we develop new products or programs may adversely affect our reputation, business, financial condition and results of operations.

New products and programs we develop may compete with our current programs.

We are presently developing, and will likely in the future develop, products and programs that compete with our existing programs. For example, as discussed above, our Sylvan Learning Center franchisees began offering NCLB services under the name Ace it! or Sylvan beginning in the 2004–2005 school year. Our Hooked on Phonics brand, to some extent, also competed with our existing programs.

Our success depends on our ability to recruit and retain necessary personnel.

Our success also depends, in large part, upon our ability to attract and retain highly qualified personnel. For example, our Progressus Therapy business must recruit qualified occupational therapists, physical therapists and speech language pathologists to administer the specialized services we provide. A shortage of qualified therapists and pathologists currently exists, which may inhibit us from satisfying demand and could limit our growth. In addition, as a result of higher elementary school enrollment and the retirement of veteran teachers, a shortage of teachers may develop over the next decade. Similar shortages have occurred in the past. We may have difficulty locating and hiring qualified teachers and retaining such personnel once hired. We depend on key personnel, including R. Christopher Hoehn-Saric, Peter Cohen, Christopher Paucek and Kevin Shaffer, to effectively operate our business. If any of our key personnel left our company and we failed to effectively manage a transition to new personnel, or if we fail to attract and retain qualified and experienced personnel on acceptable terms, our business, financial condition and results of operations could adversely be affected.

Our substantial indebtedness could adversely affect our financial condition and impact our business and growth prospects.

As of December 31, 2005, our total indebtedness was approximately $162.8 million. Our substantial indebtedness could have important consequences to you. For example, it could:

•	require the use of all or a large portion of our cash to pay principal and interest on our operating company’s secured credit facility, which could reduce the availability of cash to fund working capital, capital expenditures and other business activities;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds, dispose of assets or pay cash dividends, if we choose to pay dividends in the future.

Furthermore, all of our indebtedness under our operating company’s secured credit facility bears interest at variable rates. If these rates were to increase significantly, our interest expense would increase, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify.

The terms of our secured credit facility restrict us from engaging in many activities and require us to satisfy various financial tests. We expect that any credit facilities that we obtain in the future will contain similar restrictions and requirements.

Our secured credit facility contains covenants that restrict, among other things, our ability to incur additional debt, pay cash dividends, create liens, change our fundamental organization or lines of business, make investments and engage in transactions with affiliates and that contains events of default that are triggered, among other things, if there is a change of control of us or our subsidiaries and for certain changes in the composition of our Board of Directors, all of which may adversely affect our ability to grow and to pursue new business opportunities. The secured credit facility also requires us to maintain specific financial ratios. Events beyond our control could affect our ability to meet those financial ratios, and we cannot assure you that we will meet them. A breach of any of the covenants contained in our secured credit facility could allow the lenders to declare all amounts outstanding under the secured credit facility to be immediately due and payable. We have pledged substantially all of our assets to the lenders as collateral under our secured credit facility. The lenders could proceed against the collateral granted to them if we are unable to meet our debt service obligations. If the amounts outstanding under our secured credit facility are accelerated, we may be forced to restructure or refinance our obligations, obtain equity financing or sell assets, which we may be unable to accomplish in a timely manner, on terms satisfactory to us or at all. If we are unable to restructure or refinance our obligations, we may default under our obligations. In order to replace our existing secured credit facility or raise additional capital, we may seek to obtain one or more credit facilities in the future. We expect that any credit facilities we enter into in the future will contain restrictions and requirements similar to those described above.

Natural or manmade disasters could interrupt our business.

Natural disasters, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control could interrupt our business operations. We cannot predict the occurrences or consequences of these events, which could decrease demand for our products and services, or make it difficult or impossible for us to deliver products and services to our customers. These events have adversely affected our operating results and financial condition in the past, and may adversely affect us in the future. For example, during 2005 Hurricane Katrina adversely affected the delivery of services in the Learning Center segment and the Catapult Learning segment in the Gulf Coast region, thus adversely affecting our operating results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our Learning Center segment consists of company-owned and franchisee-owned learning centers operating in the following locations as of December 31, 2005:

Sylvan Learning Centers: United States and Territories	Company-Owned	Franchisee-Owned	Total
Alaska	—	3	3
Alabama	5	14	19
Arizona	2	11	13
Arkansas	—	7	7
California	53	52	105
Colorado	4	10	14
Connecticut	—	15	15
Delaware	3	—	3
Florida	16	52	68
Georgia	15	23	38
Hawaii	—	2	2
Idaho	—	5	5
Illinois	13	28	41
Indiana	2	24	26
Iowa	4	8	12
Kansas	—	8	8
Kentucky	1	17	18
Louisiana	—	21	21
Maine	—	3	3
Maryland	12	12	24
Massachusetts	11	9	20
Michigan	—	47	47
Minnesota	9	12	21
Mississippi	—	8	8
Missouri	—	23	23

Sylvan Learning Centers: United States and Territories	Company-Owned	Franchisee-Owned	Total
Montana	—	7	7
Nebraska	—	9	9
Nevada	2	4	6
New Hampshire	1	6	7
New Jersey	4	23	27
New Mexico	—	5	5
New York	—	36	36
North Carolina	—	45	45
North Dakota	—	3	3
Ohio	17	30	47
Oklahoma	1	6	7
Oregon	—	13	13
Pennsylvania	11	31	42
Rhode Island	1	5	6
South Carolina	—	14	14
South Dakota	—	2	2
Tennessee	1	23	24
Texas	28	36	64
Utah	5	2	7
Virginia	12	18	30
Washington	—	30	30
West Virginia	—	6	6
Wisconsin	4	19	23
Guam	—	1	1
Puerto Rico	—	3	3

Total Sylvan Learning Centers: United States and Territories	237	791	1,028

Sylvan Learning Centers: International	Company-Owned	Franchisee-Owned	Total
Canada	8	83	91
Hong Kong	—	2	2

Total Sylvan Learning Centers: International	8	85	93

Total Sylvan Learning Centers	245	876	1,121

Schülerhilfe	Company-Owned	Franchisee-Owned	Total
Austria	—	59	59
Germany	242	712	954

Total Schülerhilfe	242	771	1,013

All of our company-owned Sylvan Learning Centers are located on premises with short-term leases (typically three to five years) that generally comprise approximately 3,000 square feet. All of our franchisee-owned Sylvan Learning Centers are located on premises leased or owned by the franchisee. All of our company-owned Schülerhilfe centers are located on leased premises that typically comprise approximately 1,500 square feet. All of Schülerhilfe’s franchisee-owned centers are located on premises leased or owned by the franchisee. No single center is material to our operations.

We lease 16,324 square feet of space in Elkridge, Maryland that serves as a call center for our Company-owned Sylvan Learning Centers. The lease expires on December 31, 2006 and is renewable for two additional three-year terms at our discretion. Schülerhilfe leases approximately 12,000 square feet of office space in Gelsenkirchen, Germany, which serves as its corporate headquarters.

Our Catapult Learning segment has approximately 27 leased regional administrative offices located in strategic points throughout the United States. The leased premises range in size from 1,000 to 11,000 square feet. The leases are generally short-term with many having annual renewals.

Hooked on Phonics leases 5,234 square feet in Costa Mesa, California. The lease term expires April 30, 2007 with two renewal options for two years each.

We maintain our corporate headquarters at 1001 Fleet Street in Baltimore, Maryland. Our corporate headquarters is used by both of our business segments. At our corporate headquarters, we sublease 57,471 square feet of office space plus 1,400 square feet as our proportionate share of the mailroom and cafeteria from Laureate. The initial term of the sublease for our headquarters expires on August 30, 2011.

We sublease two other properties from Laureate. The first property is located at 506 S. Central in Baltimore, Maryland and consists of 27,000 square feet. The sublease for the 506 S. Central property expires on September 30, 2009 and is renewable for two additional periods totaling 10 years at our discretion. The second property is located at 1000 Lancaster Street for two spaces totaling 6,556 square feet. The sublease term for 1000 Lancaster Street expires as of November 30, 2006 for both spaces.

We lease 20,862 square feet of corporate office space at 1407 Fleet Street under two separate lease agreements. These leases expire on August 31, 2010 with early termination rights on one lease.

Item 3. Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to be voted on by security holders during the fourth quarter ended December 31, 2005.

PART II.

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Nasdaq National Market under the ticker symbol “EEEE”. The high and low trade prices of our common stock as reported by Nasdaq are set forth in the following table for the periods indicated.

	High	Low
Year Ended December 31, 2004
Third Quarter	$12.50	$11.45
Fourth Quarter	14.09	11.10
Year Ended December 31, 2005
First Quarter	$14.23	$12.02
Second Quarter	14.52	10.22
Third Quarter	17.11	13.49
Fourth Quarter	15.07	9.96

In June 2004, we declared and paid a cash dividend to our existing stockholders in the amount of $9 million or $0.24 per common share.

We do not anticipate paying dividends in the foreseeable future. Instead, we anticipate that all of our earnings, if any, in the foreseeable future will be used to repay debt, for working capital, to support our operations and to finance the growth and development of our business. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including restrictions in our debt instruments, our future earnings, capital requirements, financial condition, future prospects and the General Corporation Law of the State of Delaware, which provides that dividends are only payable out of surplus or current net profits. Other than the dividend described in the preceding paragraph, we are currently restricted from declaring or paying cash dividends pursuant to the terms of our secured credit facility.

On September 20, 2004, we effected a 1.00 for 1.25 reverse stock split of our common stock. All share and per share amounts have been restated for all periods to give retroactive effect to the reverse stock split.

The number of registered shareholders of record as of March 2, 2006 was 53, including one company acting as holder of record for all investors whose stock is held in street name.

Item 6. Selected Financial Data.

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

The statement of operations data for the year ended December 31, 2001 and the balance sheet data as of December 31, 2001 are derived from the combined financial statements of our predecessor that are not included in this Form 10-K. The combined statement of operations data of our predecessor for the year ended December 31, 2002 and balance sheet data as of December 31, 2002 are derived from financial statements audited by Ernst & Young LLP, independent registered public accounting firm, and are included in Item 8 of this Form 10-K. The balance sheet data as of December 31, 2003 are derived from our audited consolidated balance sheet as of December 31, 2003 that is not included in this Form 10-K.

The unaudited pro forma consolidated statement of operations data for the year ended December 31, 2003 is derived from our unaudited pro forma consolidated statements of income, which are included in Item 7 of this Form 10-K. These pro forma financial statements give effect to our acquisition of the pre-K-12 business acquired from Laureate on June 30, 2003 as if such transaction occurred on January 1, 2003. Our unaudited consolidated pro forma financial data is not necessarily indicative of our financial position or results of operations had our acquisition by Apollo taken place on January 1, 2003, nor are they necessarily indicative of future results.

Our consolidated statement of operations data for the years ended December 31, 2005 and 2004 and our consolidated balance sheet data as of December 31, 2005 and 2004 have been derived from our audited consolidated financial statements included in Item 8 of this Form 10-K, which have been audited by Ernst & Young LLP, whose report is included therein.

SELECTED CONSOLIDATED FINANCIAL DATA

(dollar amounts in thousands, except per share data)

	Educate		Pro Forma	Predecessor
	2005	2004	2003	2002	2001
	(2)		(unaudited)	(1)
Statement of Operations Data:
Years ended December 31,
Revenues:
Learning Centers:
Company-owned centers	$170,253	$132,778	$119,013	$105,722	$74,765
Franchise services	40,217	40,911	36,674	33,381	28,121
Net product sales	33,785	8,029	7,797	9,299	8,571

Total	244,255	181,718	163,484	148,402	111,457
Catapult Learning	86,159	91,406	72,092	67,894	70,042

Total revenues	330,414	273,124	235,576	216,296	181,499

Costs and expenses:
Instructional and franchise operations costs	217,107	179,934	153,587	147,781	129,942
Marketing and advertising	30,074	22,950	18,428	18,546	13,575
Cost of goods sold	16,080	4,652	4,260	6,171	5,335
Depreciation and amortization	6,787	6,300	6,292	7,836	10,445
General and administrative expense	14,721	21,092	12,691	13,058	12,348

Total costs and expenses	284,769	234,928	195,258	193,392	171,645

Operating income	45,645	38,196	40,318	22,904	9,854
Interest expense, net	(7,521)	(9,398)	(13,211)	126	265
Other financing costs	(1,506)	(5,420)	—	—	—
Foreign exchange gains (losses) and other	142	1,159	(9)	(306)	(961)

Income before income taxes	36,760	24,537	27,098	22,724	9,158
Income tax expense	(14,749)	(11,090)	(10,773)	(14,016)	(9,267)

Income (loss) from continuing operations	$22,011	$13,447	$16,325	$8,708	$(109)

Dividends per common share	—	$0.24	—
Earnings per share from continuing operations
-basic	$0.52	$0.35	$0.44
-diluted	$0.50	$0.34	$0.44
Weighted average common shares outstanding
-basic (in thousands)	42,646	38,637	36,800
-diluted (in thousands)	44,054	39,847	36,800

Other Operating Data:
As of December 31,
Number of Sylvan Learning Territories:
Company-owned	171	111	85	76	54
Franchisee-owned	725	738	732	700	685

Total	896	849	817	776	739
Number of Sylvan Learning Centers:
Company-owned	245	163	135	127	90
Franchisee-owned	876	896	862	822	810

Total	1,121	1,059	997	949	900
Debt to equity ratio (3)	0.77	0.62	1.18
Interest coverage ratio (4)	5.75x	3.91x	2.98x

Balance Sheet Data:
As of December 31,
Cash and cash equivalents	$2,414	$14,592	$20,226	$4,909	$6,861
Working capital	8,394	10,802	7,624	5,574	12,101
Total assets	451,888	381,382	362,195	137,966	105,478
Total long-term debt (including current portion)	162,848	122,513	167,865	293	84

(1)	On January 1, 2002, our predecessor adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized. If Statement No. 142 had been effective beginning January 1, 2001, the reported income from continuing operations would have been approximately $1.2 million in 2001. See Note 3 to the combined financial statements of our predecessor included in Item 8 of this Form 10-K.

(2)	On February 8, 2005, the Company acquired Gateway Learning Corporation (“HOP”), the owner of the branded “Hooked on Phonics early reading, math and study skills programs. The results of operations of HOP are included in the Company’s consolidated statements of income beginning February 1, 2005. During the year ended December 31, 2005, the Company purchased 60 Sylvan Learning Center franchised territories comprising 78 centers in separate transactions with franchisees. See Note 3 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
(3)	Debt to equity ratio is the ratio of outstanding debt to total stockholders’ equity for the respective periods.
(4)	Interest coverage ratio is the ratio of operating income to consolidated interest expense for the respective periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. The following factors are some of the factors that might cause such a difference: the development and expansion of the Sylvan Learning Center franchise system; changes in the relationships among Sylvan Learning Center and its franchisees; the Company’s ability to effectively manage business growth; changes in the Company’s ability to effectively integrate recently acquired companies; increased competition from other educational service providers; changes in laws and government policies and programs; changes in the acceptance of the Company’s services and products by institutional customers and consumers; changes in customer relationships; acceptance of new programs, services and products by institutional customers and consumers; the seasonality of operating results; global economic conditions, including interest and currency rate fluctuations and inflation rates; and the other factors described in this Annual Report on Form 10-K. Additional information regarding these and other risk factors and uncertainties are set forth from time to time in the Company’s filings with the Securities and Exchange Commission, available for viewing on the Company’s website www.educate-inc.com. These forward-looking statements are based on estimates, projections, beliefs and assumptions of management and speak only as of the date made and are not guarantees of future performance. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable securities law.

Overview

We are a leading national provider of tutoring and other supplemental education services to pre-kindergarten through twelfth grade, pre-K-12 students. We operate through two business segments that offer distinct supplemental education programs and services from which we earn revenues. Through our Learning Center segment, we deliver diagnostic, prescriptive tutoring programs, principally through a network of 896 territories supporting 1,121 “Sylvan” branded franchised and company-owned learning centers primarily in North America. Our Learning Center segment also provides tutoring services in Europe under the Schülerhilfe brand name and delivers educational products including the highly regarded Hooked on Phonics early reading, math and study skills programs. We also provide tutoring, as well as other supplemental education services and special needs services, to public and private schools through government-funded contracts in our Catapult Learning segment under Catapult Learning and other brand names. Beginning in 2005, we began to manage the operations of our previous Online Learning Services segment within our Learning Center segment. All segment information has been restated to conform to the new presentation.

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

On October 27, 2005, the Company announced its intention to sell its Education Station business, which delivers site-based No Child Left Behind services to public schools. Education Station is a component unit within the Catapult Learning operating segment. Existing Education Station contracts will be served and the Company anticipates the completion of the sale within the next year. The Company is currently identifying interested buyers, and does not expect to incur a loss upon the sale of Education Station. On September 20, 2004, the Company sold its ownership interest in Connections Academy, Inc., which operates virtual public and charter schools for K-8 students to an entity controlled by certain of the Company’s investors including its majority shareholder. See Note 2 to our Consolidated Financial Statements for further information regarding these transactions. The operations of Education Station and Connections Academy are classified as discontinued operations for all periods presented.

Our consolidated financial statements reflect our financial position as of December 31, 2005 and 2004, and our results of operations and cash flows for the period June 30, 2003 (the date of our inception) to December 31, 2003 and for the years ended December 31, 2005 and 2004. This Annual Report on Form 10-K also includes the financial statements of our predecessor as of December 31, 2002, and the combined results of its operations and cash flows for the year ended December 31, 2002 and for the six-month period ended June 30, 2003. Educate, Inc. had no operating activity prior to our formation on June 30, 2003. The financial data presented below for periods prior to July 1, 2003 is combined financial data of the pre-K-12 business of Laureate. As used hereafter, “pro forma” or “pro forma consolidated” means that the information presented gives effect to our acquisition of the pre-K-12 business from Laureate on June 30, 2003 as if that transaction had occurred as of January 1, 2003.

For purposes of this management’s discussion and analysis, we compare our results of operations for the year ended December 31, 2004 to the unaudited pro forma consolidated results of operations for the year ended December 31, 2003. You should read our “Unaudited Pro Forma Consolidated Statement of Income – Year Ended December 31, 2003” included elsewhere in this Form 10-K for information on the effects of our acquisition of the business from our predecessor on our operating results.

Business Strategy

Our goal is to strengthen our position as a leading provider of tutoring and other supplemental education products and services. Our strategy includes the following elements:

Drive Same Territory Learning Center Growth. We intend to drive same territory revenue growth and operating income growth by improving the effectiveness of our marketing, applying proven best practices in service, pricing and convenience and expanding our service offerings to address consumer demand.

Expand Our Sylvan Learning Center System. We believe there is significant potential to establish new Sylvan Learning Centers in new territories.

Make Our Services More Accessible. We intend to grow our consumer business through addressing our customers’ desire for convenience by opening additional Sylvan Learning Centers in existing territories and expanding online tutoring which offers real-time individualized instruction.

Acquire Select Franchised Territories. We acquire franchised territories in areas where we wish to build or expand a strategic geographic presence to improve our operating results from these territories.

Expand Use of the Sylvan and Hooked on Phonics Brands. We continue to look for opportunities to expand the use of our brands, including potentially licensing them to educational book and software publishers and for other educational products and by developing products and services that appeal to a broader range of customers, including parents of children in the pre-school and early elementary learning levels.

Expand Our Product Offerings. We intend to grow our products business by increasing the number of products offered and expanding our distribution channels.

Some of the information contained in this section and elsewhere in this Form 10-K includes forward-looking statements. Our historical and expected financial performance is influenced by several important trends.

•	In our Learning Center segment, revenues have increased and are expected to continue to increase due to several factors. Since January 1, 2000, the number of franchised territories has increased by 117 from 608 to 725 at December 31, 2005, contributing to our revenue growth through licensing fees on the sales of franchise territories and increased royalties. In addition, the number of company-owned territories has grown by 122 from 49 to 171 during the same period, principally through the acquisition of franchisee-owned territories and, to a lesser extent, the opening of new company-owned territories. We actively seek to increase our revenues in existing territories by focusing on key variables, such as advertising response rates, hourly rates and hours per student. Some of the strategies that we have employed include improving the effectiveness of our advertising message, recommending diagnostic tests in multiple subjects, improving our consultative sales processes, enhancing financing options for our customers and increasing the frequency of sessions to promote more rapid student progress.

•	In 2005, we increased the rate of franchise territory acquisitions from historical rates, resulting in the acquisition of 60 territories in 2005. We anticipate that, as a result, our revenues may increase and operating margin as a percentage of revenue may decline as we acquire franchised territories and recognize the full revenues and cost of these territories on a consolidated basis instead of recognizing franchise royalties alone.

•	We have experienced and will continue to experience fluctuations in our same territory sales results. In 2002, in an effort to improve our students’ academic results and increase our revenue and operating profits, we implemented a sales strategy in our company-owned territories to sell multiple programs at higher hourly rates. This strategy, in combination with improved marketing and enhanced financing options for our customers, led to higher same territory revenues in our company-owned territories by significantly increasing average revenues per student despite a decrease in the number of absolute new enrollments per territory. In subsequent periods as we have worked to achieve the optimal balance between program length and number of new enrollments.

•	In 2004, same territory comparisons were negatively impacted by inflation in media rates that limited planned increases in advertising spending. The 19% media inflation that we encountered in 2004 was driven by a number of factors but primarily caused by record levels of television advertising spending for the national elections and the impact of Olympic advertising during the summer games. Media inflation that limited systemwide increases in advertising spending resulted in a decline in inquiries for the year. The success of conversion rate improvements and increases in student length of stay resulted in improvements in same territory performance in 2004. While addressing fluctuations in same territory revenues, we have focused attention on enhancing operating income in our company-owned territories through improved labor management, cost containment and other operating efficiencies.

•	In our Catapult Learning segment, our long-standing relationships with our institutional customers and the expansion of our service offerings have been the key drivers of our revenue growth. Although many of our contracts with institutional customers are school-year contracts subject to annual renewal at the option of the institutional customer, we have had and continue to have high rates of repeat business in this segment. For example, 88% of our top 25 clients based on revenue in our school services business line for the 1998-1999 school year have renewed their contracts in each subsequent year and remain our clients through the 2004-2005 school year. These long-standing relationships enable us to market additional services to existing customers without significant incremental sales and marketing expenses. We anticipate that these high levels of contract retention will continue.

•	Our total revenues have also increased due to selected acquisitions of businesses in addition to franchised territories. In the Learning Center segment, our May 2000 acquisition of Ivy West Educational Services, Inc. allows us to provide tutoring services for the SAT and other standardized tests to students in their homes and in our Sylvan Learning Centers. In the Catapult Learning segment, our October 2003 acquisition of Progressus Therapy, a provider of speech, physical and occupational therapy to special needs students, allows us to extend the breadth of services we provide to our institutional customers. In February 2005, we acquired the stock of Gateway Learning Corporation, which owns the Hooked on Phonics early reading, math and study skills programs. We expect these businesses to contribute to revenue and operating income growth.

•	Our revenue growth has led to growth in our operating income. Our operating margin has also increased as we have increased revenues per student, reduced costs, and increased scale. In the future, our operating margin as a percentage of revenue may decline as we acquire franchise territories and recognize the full revenues and cost of these territories on a consolidated basis instead of recognizing franchise royalties alone. In addition, as we introduce new programs, associated startup costs may temporarily depress our operating margin.

•	In 2005, our same territory revenues grew modestly compared to the prior year in our Learning Center business. While segment revenues grew by 34% over 2004 due primarily to acquisitions, same territory revenues increased by 3%. Inquiries declined from the prior year, and we did not achieve expected levels of revenue growth, especially at our company-owned centers. In response to these conditions the company has developed a three-point strategy to restore growth: (1) management changes, designed to add strength while eliminating unneeded layers in the key company-owned center portion of the team, (2) implementation of new inquiry and enrollment conversion tools, and (3) development of premium and value-based programs.

Our revenues and operating income are characterized by significant seasonal fluctuations. See “Seasonality and Other Quarterly Fluctuations” below.

In order to properly motivate our employees, we have continued the practice of granting options to our key employees. At the time of our formation, we granted options to purchase 3.4 million shares of our common stock to members of our management team and other key employees. During 2004, we granted 604,000 shares of restricted common stock and options to acquire in the aggregate an additional 374,000 shares of common stock at prices less than the estimated fair value of our common stock. Therefore, during 2004 we incurred $8.5 million in non-cash stock compensation expense related to options and restricted common stock that vested immediately upon issuance. We granted these shares of restricted common stock and options in recognition of the service of members of our management team leading up to the offering. Additionally, in the normal course of business we issued options to employees that will vest over a period of years. The intrinsic value of options that vest over time are currently being expensed over the related vesting period, which resulted in $0.5 million in non-cash stock compensation in 2005. See Notes 9 and 13 to our Consolidated Financial Statements, included elsewhere in this Form 10-K. We intend to make future grants of stock and stock options to our key employees.

Components of Revenues and Expenses

Revenues. We operate through two business segments that offer distinct supplemental education services from which we earn revenues. Our Learning Center segment earns revenues principally by tutoring students in our company-owned learning centers and from franchise services fees and through the sale of educational products. Our franchise services revenue consists principally of monthly franchise royalty fees, and also includes licensing fees for the sales of franchise territories. Net product sales consist of sales of the Hooked on Phonics and Sylvan brands of products. The Hooked on Phonics brand is sold both direct to the consumer and through retail establishments. Product revenues also include the sales of Sylvan learning programs and related materials to franchised territories. Our Catapult Learning segment earns revenue principally from school-year contracts to provide supplemental remedial services to public and non-public schools. Our revenue recognition policies are discussed more fully in the section below entitled “Critical Accounting Policies and Estimates” and in Note 1 to our Consolidated Financial Statements included elsewhere in this Form 10-K. In order to provide a more meaningful basis for comparison, we focus primarily on same territory revenue growth as this is the metric that best measures our success in reaching our customers in a specific geographical territory, particularly in light of our emphasis on providing convenient services to our customers which often requires increasing the locations of service delivery and expanding beyond the traditional learning center concept to provide specific instruction in temporary and shared use locations.

Instructional and Franchise Operations Costs. Our instructional and franchise operations costs include company-owned territory operating costs, principally comprised of labor costs for instructors and center management personnel, facility rent expense and instructional materials and supplies. We also include in this caption the costs of managing our extensive network of franchised territories, which consists principally of labor costs. Instructional costs associated with our Catapult Learning segment also consists primarily of labor costs to provide our services.

Marketing and Advertising. We incur significant marketing and advertising costs to market our services to our customers in each segment. These costs are expensed when incurred.

Cost of Goods Sold. Cost of goods sold includes the materials and production cost of inventory sold during the period as well as shipping and distribution costs of the products. Cost of goods sold also includes the amortization of the costs of computer software and media developed for sale to third parties.

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

Income Tax Expense. We incur income tax expense related to our consolidated domestic operations and our operations in Europe that are taxed principally in Germany. Our predecessor operated the online services portion of our Learning Center business through a subsidiary that filed separate income tax returns. This subsidiary of our predecessor incurred significant operating losses that did not result in recorded income tax benefits for our predecessor because their realization was not reasonably assured. Consequently, the historical results of operations for our predecessor reflects unusually high effective income tax rates. See the notes to the combined financial statements of our predecessor for additional information regarding the computation of our predecessor’s income tax expense.

Loss From Discontinued Operations. On October 7, 2005, the Company announced its intention to sell its Education Station business, which delivers site-based No Child Left Behind services to public schools. Education Station is a component unit within the Catapult Learning operating segment. Existing Education Station contracts will be served and the Company anticipates the completion of the sale within the next year. The Company is currently identifying interested buyers, and does not expect to incur a loss upon the sale of Education Station. In September 2004, the Company sold its ownership interest in Connections Academy, Inc. to an ownership group including certain of our existing stockholders. We will have no ongoing involvement with either business. Accordingly, we have classified the operating results of Education Station and Connections Academy as a separate component of our consolidated operating results in our financial statements and the financial statements of our predecessor for all periods presented. See Note 2 to our Consolidated Financial Statements for additional information about Education Station and Connections Academy and our accounting policies in connection with the sale of these businesses.

Seasonality and Other Quarterly Fluctuations

The following table sets forth selected information related to seasonality and other quarterly fluctuations:

	2005				2004
(Dollars in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:
Learning Center	$57.5	$67.5	$66.5	$52.8	$43.4	$50.2	$48.7	$39.4
Catapult Learning	25.0	25.2	12.0	23.8	27.1	27.6	13.2	23.4

Total revenues	$82.5	$92.7	$78.5	$76.6	$70.5	$77.8	$61.9	$62.8
Percentage of annual revenues	25%	28%	24%	23%	26%	28%	23%	23%
Operating income	$12.6	$22.3	$10.3	$0.4	$9.3	$10.7	$10.4	$7.8
Income from continuing operations	$6.8	$11.7	$5.2	$(1.7)	$3.8	$2.0	$3.7	$3.9

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

First Quarter. In our Learning Center segment, we experience increased enrollments as a result of the initiation of advertising and increased parental focus on their children’s performance associated with the receipt of academic results from the first part of the school year. Our royalties increase as our franchisees begin to receive advance payment for services to be provided during the summer. In our products business, we believe that we may experience a slowdown in revenue due to possible softness in sales in the post holiday period of our retail customers. In our Catapult Learning segment, we deliver services under NCLB and other programs during this quarter.

Second Quarter. In our Learning Center segment, we experience a higher level of revenues as we benefit from our continued investment in advertising, delivery of services in our company-owned territories and increased receipts of franchise royalties due to prepayment for summer programs. In our Catapult Learning segment, we complete delivery of our institutional services in conjunction with the ending of the school year.

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

Fourth Quarter. In our Learning Center segment, enrollments are at their lowest levels of the year as a result of lower advertising expenditures, students taking a greater number of vacations during the holiday season and parental optimism towards their children’s improved school performance associated with the beginning of a new school year. In addition, we experience lower revenues from franchise royalties in the fourth quarter as a result of prepayments by our franchisees’ customers in earlier quarters. In our products business, we believe that we may experience relatively higher revenues in this quarter due to restocking by our retail customers in expectation of higher sales during the holiday period. The period reflects increased revenues in Catapult Learning as schools are back in session and programs begin. The fourth quarter reflects a higher proportion of costs within Catapult Learning as investment in start-up activity is incurred.

Other. The timing of school year services, advertising spending, critical enrollment periods, and new product introductions can affect our revenues at any time during the year.

As a result of the foregoing factors, we believe that quarter-to-quarter comparisons of our results of operations may not be a fair indicator and should not be relied upon as a measure of our future performance.

Unaudited Pro Forma Consolidated Statement of Income—Year Ended December 31, 2003

On June 30, 2003, we acquired substantially all of the pre-K-12 business of Laureate, our predecessor. The accompanying unaudited pro forma consolidated statement of income for the year ended December 31, 2003 is derived from our consolidated statement of income for the period from June 30, 2003 (date of inception) through December 31, 2003 and the unaudited combined statement of income of predecessor for the six months ended June 30, 2003, adjusted to give effect to the acquisition as if it occurred as of January 1, 2003. The pro forma adjustments are described below and have been determined in accordance with SEC regulations for the presentation of pro forma financial information following a business combination. These adjustments are based upon available information and certain assumptions that management believes are reasonable. The unaudited pro forma consolidated statement of income does not purport to represent what the results of operations would actually have been had the acquisition in fact occurred on such date or to project the results of operations for any future date or period. The unaudited pro forma consolidated statement of income should be read in conjunction with the Company’s historical consolidated financial statements and the historical financial statements of the Company’s predecessor included in Item 8 of this Form 10-K.

Unaudited Pro Forma Consolidated Statements of Income

Year Ended December 31, 2003

(Dollar amounts in thousands, except per share data)

	Historical
	Predecessor - Six months ended June 30, 2003	Educate, Inc. - Period from June 30, 2003 through December 31, 2003	Pro Forma Adjustments		Pro Forma Year Ended December 31, 2003
Revenues
Learning Center:
Company-owned centers	$60,762	$58,251	$—		$119,013
Franchise services	19,151	17,523	—		36,674
Net product sales	4,503	3,294	—		7,797

Total Learning Center	84,416	79,068	—		163,484

Catapult Learning	39,922	32,170	—		72,092

Total revenues	124,338	111,238	—		235,576

Costs and expenses
Instructional and franchise operations costs	81,071	72,516	—		153,587
Marketing and advertising	9,807	8,621	—		18,428
Cost of goods sold	2,358	1,902			4,260
Depreciation and amortization	3,955	3,280	(943	)(1),(2)	6,292
General and administrative expenses	6,433	6,258	—		12,691

Total costs and expenses	103,624	92,577	(943)		195,258

Operating income	20,714	18,661	943		40,318

Other income (expense)
Interest expense, net	21	(6,748)	(6,484	)(3)	(13,211)
Loss on sale of assets	(9)	—	—		(9)

Income from continuing operations before income taxes	20,726	11,913	(5,541)		27,098
Income tax expense	(9,945)	(4,646)	3,818	(4)	(10,773)

Income from continuing operations	$10,781	$7,267	(1,723)		$16,325

Income from continuing operations per common share—basic and diluted		$0.20			$0.44

Summary of Pro Forma Adjustments

(1)	Adjustment to reduce depreciation expense by $1,020 for the year ended December 31, 2003. This adjustment accounts for the annual effect on depreciation for the revaluation of property and equipment to fair value at the acquisition date, and includes the effects of depreciating property and equipment over shorter lives for the full year in accordance with the depreciation policies of the Company.
(2)	Adjustment to increase amortization expense by $77 for the year ended December 31, 2003. Amortization expense has been adjusted to eliminate amortization expense of $299 for the year ended December 31, 2003 related to intangible assets of the predecessor. In addition, amortization expense was increased by $376 for the year ended December 31, 2003 to provide for the full year effect of amortizing intangibles acquired by the Company on June 30, 2003.

(3)	Adjustment to increase interest expense by $6,484 for the year ended December 31, 2003. To acquire the pre-K-12 business of Laureate, the Company on June 30, 2003 borrowed $110,000 from banks and other lenders, issued a $55,000 note to Laureate, and agreed to a deferred payment to Laureate of $2,300. The interest rates for the above long-term borrowings range from 5.5% to 12% per annum, with a weighted average interest rate of 7.75% per annum. The $55,000 note issued to Laureate in connection with the acquisition bears interest at 12% per annum.
(4)	Adjustment to record pro forma income tax expense related to pro forma adjustments to the estimated effective income tax rate of 40%.

Results of Operations

Comparison of results for the years ended December 31, 2005 and 2004.

	Years ended December 31,
	2005	2004	% Increase (Decrease)
	(Dollars in millions)
Revenues
Learning Center:
Franchise services-North American	$35.0	$36.5	(4)%
Company-owned centers-North American	145.4	110.0	32%
European	30.0	27.2	10%
Net product sales	33.8	8.0	323%

	244.2	181.7	34%

Catapult Learning	86.2	91.4	(6)%

Total	$330.4	$273.1	21%

Business Metrics
Sylvan Learning same territory revenue growth: (1)	3%	2%

Number of Sylvan Learning Territories as of December 31:
Franchisee-owned	725	738	(2)%
Company-owned	171	111	54%

Total	896	849	6%

Number of Sylvan Learning Centers as of December 31:
Franchisee-owned	876	896	(2)%
Company-owned	245	163	50%

Total	1,121	1,059	6%

(1)	“Same Territory” amounts include the results of territories for the identical months for each period presented in the comparison, commencing with the 13th full month each territory has been operating. Same territory growth is presented as the aggregate growth for franchised and company-owned territories during the period. A territory reflects the geographically specified area where an operator controls right to provision of services under the Sylvan franchise agreement. Same territory amounts include revenue from additional centers opened in existing territories.

Revenues. The increase in revenue during the year ended December 31, 2005 of $57.3 million compared to the same period of the prior year was due to growth in the Learning Center segment of $62.5 million, partially offset by a decline of $5.2 million in the Catapult Learning segment. The acquisitions of Sylvan Learning Centers from franchisees was the primary reason for the increase of $35.4 million in company-owned center revenue over last year. Net product sales grew $25.8 million due to the acquisition of Hooked on Phonics line of educational programs and increased sales of existing product lines. European revenues increased $2.8 million and franchise services revenues declined by $1.5 million over the prior year. In the Catapult Learning segment, the school services and special needs businesses revenues decreased $5.2 million compared to the prior year.

Learning Center—Revenues from company-owned territories increased approximately $35.4 million primarily as a result of the acquisition of 60 franchised territories during 2005. Net product sales grew $25.8 million primarily as a result of the acquisition of Hooked on Phonics programs and services, which we acquired during the first quarter of 2005 as well as an increase in sales of educational programs to franchisees compared to last year.

Due to the decrease in the number of franchisee-owned territories, which is a result of our acquisitions during 2005 exceeding new franchise territory openings, franchise services revenues declined by $1.5 million over the prior year.

European revenues, which include both company-owned and franchise territory results, increased $2.8 million primarily due to increased enrollment. Foreign currency exchange rate movements had minimal impact on revenues.

Revenues for the Learning Center segment represented 74% of our total revenues for the year ended December 31, 2005.

Catapult Learning—Our school services and special needs revenues decreased $5.2 million due to the expiration and planned non-renewal of several non-strategic contracts, reduced staffing availability of speech therapists in the 2004-2005 school year, and the non-funding of certain one-time summer school programs that were served in the prior year. Revenues for the Catapult Learning segment accounted for 26% of our total revenues for the year ended December 31, 2005.

	Years ended December 31,
	2005	2004	% Increase (Decrease)
	(Dollars in millions)
Segment Operating Costs
Learning Center	$197.2	$136.7	44%
Catapult Learning	71.2	75.4	(6)%

Total Segment Operating Costs	$268.4	$212.1	27%

Segment Profit (Loss)
Learning Center	$47.1	$45.0	5%
Catapult Learning	14.9	16.0	(7)%

Total Segment Profit	$62.0	$61.0	2%

Corporate Expenses
Corporate depreciation and amortization expenses	$1.6	$1.7	(6)%
General and administrative expenses	14.8	21.1	(30)%
Interest expense, net	7.5	9.4	(20)%
Other financing costs	1.5	5.4	(72)%
Foreign exchange (gains) and other	(0.1)	(1.2)	(92)%
Income tax expense	14.7	11.1	32%

Total Corporate Expenses	40.0	47.5	(16)%

Income from continuing operations	$22.0	$13.5	63%

Business Metrics
Segment Operating Margin (1)
Learning Center	19%	25%
Catapult Learning	17%	18%

(1)	Segment operating margin is calculated by dividing segment profit by segment revenue.

Segment Operating Costs. Segment operating costs increased primarily due to the expansion of company-owned Learning Center territories and the acquisition of the Hooked on Phonics line of educational programs.

Learning Center—Segment operating costs increased to 81% of operating revenue for the year ended December 31, 2005 compared to 75% in 2004. Segment operating costs increased by $60.5 million in 2005 compared to the prior year primarily as a result of the additional costs associated with operating and integrating the 60 company-owned territories acquired during 2005. These costs consist primarily of instructional and advertising costs. Segment costs also increased due to the acquisition of the Hooked on Phonics line of educational programs and the launch of online tutorial services to customers through the Learning Center network. During 2005 we also increased our investment in the development of new programs to meet market needs for convenient educational services and programs. European expenses related to Schülerhilfe increased by $2.2 million primarily due to higher costs to support revenue growth. Foreign currency exchange rate movements had minimal impact on expenses compared to the prior year.

Catapult Learning—Costs decreased by $4.2 million, or 6% in 2005 compared to the prior year primarily due to a reduction in variable costs related to the decline in school services and special needs revenues during the year.

Segment Operating Margin. Learning Center segment operating margins decreased in the year ended December 31, 2005 to 19% compared to 25% for the prior year. The decreased margin is primarily related to additional costs associated with operating and integrating additional company-owned territories acquired and the related shift in revenue mix from franchise revenues to company-owned territory revenues. This occurs because the operating income from an acquired territory is comparable to the royalty income earned from a franchisee in the year of acquisition although the revenue recorded increases substantially. The margin decline is also due to the increased investment in program development costs intended to increase future revenues. Catapult Learning segment operating margins were 17% for the year ended December 31, 2005, compared to 18% from the prior year. This margin decline is primarily due to the loss of certain summer school programs served in the prior year as well as the negative impact of Hurricane Katrina which caused the closure of numerous schools in New Orleans where Catapult had been scheduled to provide services.

Corporate Expenses. Corporate general and administrative and depreciation and amortization expenses were $16.4 million for the year ended December 31, 2005 and $22.8 million during the same period of 2004. The decrease in the amount of these expenses of $6.4 million is due to the recording of $8.1 million of non-cash stock compensation expense in general and administrative expenses in 2004 related to restricted common stock and options granted to employees and directors to purchase common stock at prices less than the estimated fair value of our common stock. The remaining increase of $1.7 million is in response to needs to support the expanding business and to operate as a public company. Net interest expense decreased by $1.9 million primarily as a result of the refinancing of senior debt in April 2005, the payoff of the seller note in April of 2004, and repayment in September 2004 of a portion of our term loan facility with the proceeds from our initial public offering, offset partially by an increase in short-term interest rates and borrowings on the revolving credit line under the facility. Other financing costs decreased $3.9 million due to a terminated financing transaction in 2004. Our income tax expense increased to $14.7 million for the year ended December 31, 2005 from $11.1 million for the year ended December 31, 2004 due to higher pretax earnings in 2005, offset partially by a higher effective tax rate in 2004. Our effective tax rate was 40% for the year ended December 31, 2005 and 48% for the year ended December 31, 2004. The decrease in the full year effective tax rate in 2005 was primarily due to the recording of stock compensation expense in 2004 that resulted in a permanently lower income tax deduction compared to the related compensation expense recorded for financial statement purposes. We expect the effective tax rate to be approximately 39% in 2006.

Comparison of results for the year ended December 31, 2004 to the pro forma results for the year ended December 31, 2003.

	Years ended December 31,
	2004	2003	% Increase (Decrease)
		(Pro Forma)
	(Dollars in millions)
Revenues
Learning Center:
Franchise services-North American	$36.5	$32.9	11%
Company-owned centers-North American	110.0	100.6	9%
European	27.2	22.2	23%
Net product sales	8.0	7.8	3%

	181.7	163.5	11%

Catapult Learning	91.4	72.0	27%

Total	$273.1	$235.5	16%

Business Metrics
Sylvan Learning same territory revenue growth: (1)	2%	10%

Number of Sylvan Learning Territories as of December 31:
Franchisee-owned	738	732	1%
Company-owned	111	85	31%

Total	849	817	4%

Number of Sylvan Learning Centers as of December 31:
Franchisee-owned	896	862	4%
Company-owned	163	135	21%

Total	1,059	997	6%

(1)	“Same Territory” amounts include the results of territories for the identical months for each period presented in the comparison, commencing with the 13th full month each territory has been operating. Same territory growth is presented as the aggregate Educate revenue growth for franchise royalties and company-owned territory revenues during the period. A territory reflects the geographically specified area where an operator has the right to provide products and services under a Sylvan franchise agreement. Same territory amounts include revenue from additional centers opened in existing territories.

Revenues. Our revenue increase was primarily driven by the acquisition of Progressus Therapy, the expansion of company-owned Learning Center territories, and franchised center royalty growth.

Learning Center— Revenues from company-owned territories increased primarily as a result of the acquisition of 26 company-owned territories, which contributed $5.3 million and the launch of a new third-party financing program during June 2004, which made financing available to a broader range of potential customers. Franchise services revenues increased $3.6 million as a result of the addition of a net six franchised territories. Additionally, our combined same territory revenue growth increased 2% during the year ended December 31, 2004 compared to the same period in 2003.

Same territory revenue growth was below historical levels, primarily because our advertising expenditures were less efficient at reaching our target audience due to unexpectedly high media rates. European revenues, reflecting both company-owned center and franchise services results, increased $5.0 million due to company-owned center growth of $2.6 million and the effects of a $2.4 million benefit from a favorable foreign currency exchange environment. Revenues for the Learning Center segment represented 67% of our total revenues for the year ended December 31, 2004.

Catapult Learning— Revenues increased as a result of significant growth in our school services and special needs business ($18.1 million) primarily due to Progressus Therapy, which we acquired in October 2003. Revenues for the Catapult Learning segment accounted for 33% of our total revenues for the year ended December 31, 2004.

	Years ended December 31,
	2004	2003	% Increase (Decrease)
		(Pro forma)
	(Dollars in millions)
Segment Operating Costs
Learning Center	$136.7	$124.3	10%
Catapult Learning	75.4	56.6	33%

Total Segment Operating Costs	$212.1	$180.9	17%

Segment Profit
Learning Center	$45.0	$39.2	15%
Catapult Learning	16.0	15.4	4%

Total Segment Profit	$61.0	$54.6	12%

Corporate Expenses
Corporate depreciation and amortization expenses	$1.7	$1.7	—
General and administrative expenses	21.1	12.7	66%
Interest expense, net	9.4	13.2	(29)%
Other financing costs	5.4	—	—
Foreign exchange (gains) and other	(1.2)	—	—
Income tax expense	11.1	10.7	4%

Total Corporate Expenses	47.5	38.3	24%

Income from continuing operations	$13.5	$16.3	(17)%

Business Metrics Segment Profit Margin (1)
Learning Center	25%	24%
Catapult Learning	18%	21%

(1)	Segment profit margin is calculated by dividing segment profit by segment revenue.

Segment Operating Costs. Segment operating costs increased primarily due to the acquisition of Progressus Therapy and the expansion of company-owned Learning Center territories.

Learning Center— Segment operating costs decreased to 75% of operating revenue from 76% for the years ended December 31, 2004 and 2003, respectively. Reduced labor costs in our company-owned territories were offset by the additional costs associated with operating and integrating the additional company-owned territories in the fourth quarter of 2004. Company-owned territory expenses increased $7.6 million due primarily to instructional costs associated with 26 additional company-owned territories. European expenses related to Schülerhilfe increased by $4.0 million, related to $2.3 million in higher costs to support revenue growth and an unfavorable impact of $1.7 million from foreign currency exchange rate movements.

Catapult Learning— Segment operating costs increased to 82% of operating revenue from 79% for the years ended December 31, 2004 and 2003, respectively, primarily due to the acquisition of Progressus Therapy.

Segment Profit Margin. Learning Center segment profit margins improved to 25% in comparison to the prior year at 24% due to the reduction in losses associated with the online tutoring programs. Catapult Learning segment profit margins declined to 18% in comparison to the prior year at 21%.

Corporate Expenses. Corporate expenses increased in 2004 primarily due to non-cash stock compensation expense of $8.8 million related to restricted common stock and options granted to employees and directors to purchase common stock at prices less than the estimated fair value of our common stock. Net interest expense in 2004 declined $3.8 million, primarily as a result of refinancing the senior term loan and repayment of the subordinated note payable to Laureate. Upon replacement of the senior term loan, $5.4 million of previously capitalized debt issuance costs and other financing costs related to terminated financing transaction were expensed. Foreign exchange gains of $1.0 million in 2004 were due to the settlement or remeasurement of long-term obligations of our German subsidiary that were denominated in dollars. Income from continuing operations decreased in the 2004 period due to increased segment profits offset by increases in non-recurring corporate expenses. Our effective income tax rate was 48% for the year ended 2004 compared to 40% for the year ended 2003 due to permanent differences between income tax and financial reporting amounts of non-cash stock compensation.

Liquidity and Capital Resources

The following table summarizes major changes in our cash position during the years ending:

	December 31, 2005	December 31, 2004
	(Dollars in millions)
Beginning cash balance	$14.6	$20.3
Operating activities – continuing operations	16.4	35.1
Operating activities – discontinued operations	(5.7)	(11.5)
Investing activities	(60.5)	(19.2)
Financing activities	37.6	(10.1)
Effect of exchange rates	—	—

Ending cash balance	$2.4	$14.6

Historically, we have generated significant cash flows from our operations which have allowed us to meet our working capital needs and fund the cash we require to make investments in property and equipment, open new company-owned Learning Center territories, and acquire franchised territories and other businesses.

Our working capital requirements are favorably impacted by the fact that in our largest segment, the Learning Center segment, operations generate positive working capital even during growth periods. In our Learning Center business, customers must pay in advance of services, which contributes to our cash position. Company-owned territories benefit from customer prepayment and, in connection with franchised territories, we receive royalty payments from franchisees based upon net cash collected in the prior month. Our working capital needs are greater in our Catapult Learning segment because our customers are primarily public school districts that pay us in arrears, often 60 days or longer after we perform our services.

For the years ended December 31, 2005 and December 31, 2004, our cash flows from continuing operations were $16.4 million and $35.1 million, respectively. The decrease of $18.7 million was attributed primarily to cash used to fund working capital changes, partially offset by an increase in income from continuing operations before non-cash charges of $1.3 million for the year ended December 31, 2005 compared to the same period in 2004. The reported income from continuing operations for the year ended December 31, 2005 included significant non-cash elements such as deferred income taxes of $7.3 million resulting primarily from tax benefits related to tax basis goodwill amortization, as well as depreciation and amortization of $6.8 million. The cash used to fund working capital changes of $17.7 million relative to the same period of 2004 consisted of increased investments in accounts receivable and other current assets of $14.6 million, increased investments in non-current assets of $2.4 million, combined with reduced funding from current liabilities of $3.1 million. Cash used in discontinued operations was $5.7 million in 2005 compared to $11.5 million in 2004.

Our investing activities have historically consisted of investments in property and equipment and acquisitions of franchised territories and other businesses. Our ability to make future acquisitions and investments in property and equipment will be dependent on the cash flows we generate from our operations and our ability to obtain additional capital.

During the year ended December 31, 2005, we used $9.2 million of cash to acquire Gateway Learning Corporation, net of cash acquired. We invested an additional $28.6 million in Learning Center acquisitions and $17.5 million in property and equipment and internally developed software.

As described more fully in the Notes to our Consolidated Financial Statements included in this Form 10-K, on April 28, 2005, we amended our term loan facility, increasing the term loans outstanding from $118.6 million at March 31, 2005 to $140.0 million. The revolving credit borrowings of $13.0 million were immediately repaid, and the remaining $8.4 million was available for use in operations, acquisitions or other investments. As a result of the borrowings of $20.0 million under the revolving credit facility and outstanding standby letters of credit, we had $8.8 million of available credit through that facility as of December 31, 2005.

We are in compliance with all of our covenants under our 2005 Term Loan facility as of December 31, 2005. Certain of the financial covenants become more restrictive for the 2006 quarterly measurement dates, and we will likely not achieve the necessary levels under the facility as of March 31, 2006. We and the bank group are currently negotiating the terms of a new credit facility amendment, which will provide revised financial covenants and other term modifications. We expect that the credit facility amendment will close prior to March 31, 2006.

We believe that cash flows from operations, available cash and credit facilities will be sufficient to meet our operating requirements, including expansion of our existing business, acquisition of centers, funding of program and software development and operating costs for the next year. Our future capital requirements will depend on many factors, including our rate of revenue growth, territory and other acquisitions and new company-owned center development, the expansion of sales and marketing activities, the timing of introductions of new services and enhancements to existing programs and products. We expect that we will, from time to time, continue to consider opportunities in the educational services industry for potential acquisitions of companies that complement our overall business strategy.

Contingent Matters

The following tables reflect our contractual obligations and other commercial commitments as of December 31, 2005:

		Payments due by period
	Total	2006	2007-2008	2009-2010	2011 and after
			(Dollars in Millions)
Contractual Obligations
Long-term debt	$162,848	$2,734	$4,282	$23,353	$132,479
Interest on long-term debt (1)	55,888	10,160	19,089	18,040	8,599
Operating leases	68,652	23,050	31,908	11,816	1,878
Shared services agreement	275	275	—	—	—

Total Contractual Cash Obligations	$287,663	$36,219	$55,279	$53,209	$142,956

(1)	Calculated on scheduled outstanding long-term debt amounts using applicable fixed rate or interest rate in effect at December 31, 2005 for variable rate loans.

Other Commercial Commitments	Amount Committed
Guarantees expiring in 2006	$2,146
Standby letters of credit expiring in 2008	710
Standby letters of credit expiring in 2009	445

Total Commercial Commitments	$3,301

We have guaranteed a bank loan of the Sylvan National Advertising Fund, which is a separate legal entity that the Company does not control, in the amount of $2.0 million, which expires in 2006.

We have guaranteed certain bank loans of franchisees related to financing the purchase of educational programs and other purchased instructional material. Of the $0.7 million of available credit under this program, $0.1 million was outstanding at December 31, 2005. These guarantees are secured by the assets of the business of the individual franchisee utilizing this financing arrangement.

The Company maintains a number of standby letters of credit totaling $1.2 million as of December 31, 2005 to guarantee its insurance program and the potential payment under a franchisee acquisition through 2008.

The Company also has other obligations recorded within long-term liabilities of $3.1 million that have no specified payment dates.

International Exposure

Our Learning Center segment has operations outside the United States, primarily in Germany and Canada. These international operations subject us to political uncertainties, currency devaluations and national regulations affecting the provision of educational services. Accordingly, our revenues and income in any period may be impacted by international developments outside our control.

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

Sales of educational products and materials to customers and franchisees is recognized when title passes and all substantial risks of ownership transfer to the buyer, which generally occurs either upon shipment or upon delivery based on contractual terms. Revenue is net of provisions for cash discounts, returns, customer discounts, cooperative advertising and other sales-related discounts.

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

Catapult Learning

Revenues from our Catapult Learning segment consist principally of revenues from arrangements with school districts receiving funds under federal and state-based programs to provide supplemental education services. These arrangements typically have terms of one year or less. For arrangements that specify a fixed fee per student for services over a stated period, we recognize revenue ratably over the contractual service period, because our services are provided in approximately equal proportions over the contract term. Other arrangements in this segment provide for fees payable to us for services on an hourly basis at a specified hourly rate. We recognize revenue under these arrangements as we deliver the services.

Allowances for Accounts Receivable

Our assets include receivables from franchisees related to royalties and product sales which are collected typically in less than one month and receivables from schools districts which typically have a collection cycle in excess of 60 days. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We calculate the allowance based on a specific analysis of past due balances and also consider historical trends of write-offs. We review our past due balances monthly and write off those that are deemed uncollectible. Actual collection experience has not differed significantly from our estimates, due primarily to credit and collections practices and the financial strength of our customers. Accounts and notes receivable balances due from franchisees are secured by the assets of the franchisee’s business. Other accounts receivable balances, primarily due from governmental agencies, product distributors and retailers, are not collateralized.

Sales of educational products to retailers and product distributors generally allow the customer to return the product for a full refund or credit. The Company provides a sales allowance against accounts receivable to estimate the value of products that will be returned and to state accounts receivable at estimated net realizable value. The allowance is calculated based upon historical return experience giving specific consideration to customer type and product maturity.

Amortization of Intangibles and Indefinite Lived Assets

At December 31, 2005, our total assets included approximately $338.9 million of goodwill and other intangible assets, representing approximately 160% of our net assets. We recorded approximately $267.4 million of goodwill and other intangible assets resulting from our acquisition of the pre-K-12 business of Laureate on June 30, 2003.

Our intangible assets include $235.0 million of franchise rights and tradenames that have an indefinite life. We determined that these assets have an indefinite life because there are no significant legal, regulatory, or contractual provisions that limit the useful life. In addition, we determined that the effects of obsolescence, demand, competition, and other economic factors are not factors that are expected to significantly affect the useful life of the assets. Our Sylvan franchise license agreements license to each franchisee the exclusive right to operate Sylvan Learning Center in a specified territory for an initial term of ten years. The franchise license agreements are known as “evergreen” agreements, because each franchisee may renew its license for no additional fee for consecutive ten-year terms. The franchisee may also transfer the license to a third-party with our consent, which may not be unreasonably withheld, for a nominal fee. We are not aware of any franchise license agreement that was not renewed on the renewal date, and, historically, the average failure rate of our franchisees has been less than 1% per year. Because of the evergreen provisions of our franchise license agreements, our substantial experience with renewals, and the very low failure rate associated with our franchisee population, we have determined that the life of our franchise license agreements is indefinite.

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

At December 31, 2005, we had $92.1 million of goodwill. Goodwill is initially measured as the excess of the cost of a business we acquired over the fair value of the identifiable net assets. We do not amortize goodwill, but rather review its carrying value for impairment annually on October 1 of each year, and whenever an impairment indicator is identified. The goodwill impairment test involves a two-step approach. Under the first step, we determine the fair value of each reporting unit to which goodwill has been assigned. The reporting units for purposes of the impairment test are our major operating subsidiaries, as these are the components of the business for which discrete financial information is available and our segment managers regularly review the operating results of those components. We estimate the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows, and then compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The implied fair value of goodwill is then compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we recognize an impairment loss equal to the difference.

Currently, 91% of our goodwill is included in our Learning Center segment, which is our most profitable and stable reporting segment. If the estimated cash flows from the reporting units comprising our Learning Center segment were to decline, due to the effects of increased competition or reduced demand or other factors, we could incur a material goodwill impairment charge.

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

Statement 123(R) was originally required to be adopted no later than July 1, 2005. On April 14, 2005 the SEC announced that non-small business registrants would not be required to adopt Statement 123(R) until the first fiscal year beginning after June 15, 2005 which effectively extended the adoption deadline for the Company to January 1, 2006. The Company adopted the standard on January 1, 2006. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

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

The Company adopted the provisions of Statement 123(R) using the modified prospective method. Unvested stock-based awards issued prior to May 14, 2004 and disclosed in the financial statements using the minimum value method (rather than the estimated fair value using the Black-Scholes option-pricing model) will be accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Awards issued after May 14, 2004 and through December 31, 2005 that have not vested will be accounted for at the date of adoption using the same estimate of the grant-date fair value disclosed in the historical financial statements.

As permitted by Statement 123, the Company historically accounted for share-based payments to employees using the intrinsic value method and, as such, recognized no compensation cost when employee stock options were granted with exercise prices equal to the market price of the shares on the date of grant. Accordingly, the adoption of Statement 123(R)’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on our financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend significantly on levels of share-based payments granted in the future. Assuming no stock option grants in 2006, the Company estimates that the pro forma amount disclosed in 2005 will slightly exceed the amount to be recognized in 2006 because no future expense will be recognized for options granted prior to May 14, 2004 which had no intrinsic value. See also Note 1, Stock-Based Compensation.

Cash retained as a result of excess tax benefits relating to share-based payments will be presented in the statement of cash flows as financing cash inflows. Previously, the cash retained from excess tax benefits was presented in operating cash flows along with other tax cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks, which exist as part of our ongoing business operations. We use derivative financial instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. See Note 1 to our Consolidated Financial Statements for further information on accounting policies related to derivative financial instruments.

Foreign Currency Risk

During the year ended December 31, 2005, approximately 10% of our revenues were derived from customers outside the United States. Most of this business is transacted through international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize the exchange rate exposure of our operating margins. A hypothetical 10% adverse change in average annual foreign currency movements would have decreased both net income and cash flows for the year ended December 31, 2005 by $0.3 million. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. We generally view our equity investment in foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on our net investment in foreign subsidiaries are reflected in other comprehensive income (loss). A hypothetical 10% average change in depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in our net investment in foreign subsidiaries of approximately $2.1 million at December 31, 2005.

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

Note 6 to our Consolidated Financial Statements provides information on our significant indebtedness and our interest rate swap agreements. The total notional amount of interest rate swaps at December 31, 2005 was $50.0 million, representing a settlement asset of $0.9 million. Assuming average variable rate debt levels, a one percentage point increase in interest rates would have increased interest expense by approximately $2.0 million in the year ended December 31, 2005.

All the potential impacts noted above are based on sensitivity analysis performed on our financial position at December 31, 2005. Actual results may differ materially.

Item 8. Financial Statements and Supplementary Data.

INDEX TO THE FINANCIAL STATEMENTS

Page
EDUCATE, INC.

Report of Independent Registered Public Accounting Firm – Consolidated Financial Statements	35

Consolidated Balance Sheets as of December 31, 2005 and 2004	36

Consolidated Statements of Income for the years ended December 31, 2005 and 2004 and the period from June 30, 2003 (date of inception) through December 31, 2003	38

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005 and 2004 and the period from June 30, 2003 (date of inception) through December 31, 2003	39

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 and the period from June 30, 2003 (date of inception) through December 31, 2003	40

Notes to Consolidated Financial Statements	42

LAUREATE PRE-K-12 BUSINESS (PREDECESSOR)

Report of Independent Registered Public Accounting Firm	63

Combined Balance Sheet as of December 31, 2002	64

Combined Statements of Income for the year ended December 31, 2002 and the six months ended June 30, 2003	65

Combined Statements of Owner’s Equity for the year ended December 31, 2002 and the six months ended June 30, 2003	66

Combined Statements of Cash Flows for the year ended December 31, 2002 and the six months ended June 30, 2003	67

Notes to Combined Financial Statements	68

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Educate, Inc.

We have audited the accompanying consolidated balance sheets of Educate, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004 and the period from June 30, 2003 (date of inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Educate, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and the period from June 30, 2003 (date of inception) through December 31, 2003, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Educate, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 13, 2006

Educate, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,414	$14,592

Receivables:
Accounts receivable	45,484	34,304
Notes receivable	140	140

	45,624	34,444
Allowances	(5,222)	(3,506)

	40,402	30,938

Inventory	11,685	2,762
Prepaid expenses and other current assets	5,204	2,544
Other receivables	5,667	—
Deferred income taxes	24	3,234
Assets of discontinued operations held for sale	8,540	9,103

Total current assets	73,936	63,173

Property and equipment:
Furniture and fixtures	5,190	1,187
Education materials	3,950	4,225
Computer equipment and software	10,770	7,584
Leasehold improvements	14,013	8,432

	33,923	21,428
Accumulated depreciation and amortization	(14,854)	(8,899)

	19,069	12,529
Intangible assets:
Goodwill	92,077	68,419
Tradenames	147,894	132,425
Franchise license rights	90,590	86,000
Other intangible assets	11,295	4,898

	341,856	291,742
Accumulated amortization	(2,957)	(678)

	338,899	291,064
Noncurrent assets of discontinued operations held for sale	9,755	7,108
Other assets	10,229	7,508

Total assets	$451,888	$381,382

See notes to consolidated financial statements.

Educate, Inc.

Consolidated Balance Sheets (continued)

(Dollar amounts in thousands)

	December 31,
	2005	2004
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$23,854	$15,074
Accrued compensation and related benefits	11,243	11,535
Income taxes payable	761	841
Current portion of long-term debt	2,734	2,102

Deferred revenue	23,340	19,925
Other current liabilities	228	—
Liabilities of discontinued operations held for sale	3,382	2,895

Total current liabilities	65,542	52,372

Long-term debt, less current portion	160,114	120,411
Other long-term liabilities	4,705	2,495
Deferred income taxes	9,819	8,403

Total liabilities	240,180	183,681
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.01, 120,000,000 shares authorized, 42,731,868 and 42,585,019 shares issued and outstanding as of December 31, 2005 and 2004, respectively	427	426
Additional paid-in capital	192,608	191,002
Retained earnings	18,212	2,807
Accumulated other comprehensive income	461	3,466

Total stockholders’ equity	211,708	197,701

Total liabilities and stockholders’ equity	$451,888	$381,382

See notes to consolidated financial statements.

Educate, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from June 30, 2003 (date of inception) through December 31, 2003
Revenues
Learning Center:
Service revenues:
Franchise services	$40,217	$40,911	$17,523
Company-owned centers	170,253	132,778	58,251
Net product sales	33,785	8,029	3,294

Total Learning Center	244,255	181,718	79,068

Catapult Learning	86,159	91,406	32,170

Total revenues	330,414	273,124	111,238

Costs and expenses
Instructional and franchise operations costs (* see note below)	217,107	179,934	72,516
Marketing and advertising	30,074	22,950	8,621
Cost of goods sold	16,080	4,652	1,902
Depreciation and amortization	6,787	6,300	3,280
General and administrative expenses (* see note below)	14,721	21,092	6,258

Total costs and expenses	284,769	234,928	92,577

Operating income	45,645	38,196	18,661

Other income (expense)
Interest income	411	380	214
Interest expense	(7,932)	(9,778)	(6,967)
Other financing costs	(1,506)	(5,420)	—
Foreign exchange gains and other	142	1,159	5

Income from continuing operations before income taxes	36,760	24,537	11,913

Income tax expense	(14,749)	(11,090)	(4,646)

Income from continuing operations	22,011	13,447	7,267
Loss from discontinued operations, net of income tax benefit of $4,404 in 2005, $4,068 in 2004 and $3,381 in 2003	(6,606)	(7,118)	(5,566)
Gain on disposal of discontinued operations, net of income tax expense of $51 in 2004	—	83	—

Net income	$15,405	$6,412	$1,701

Dividends per common share	$—	$0.24	$—

Earnings (loss) per common share—basic
Income from continuing operations	$0.52	$0.35	$0.20
Loss from discontinued operations, net of tax	$(0.16)	$(0.18)	$(0.15)

Net income	$0.36	$0.17	$0.05

Earnings (loss) per common share—diluted
Income from continuing operations	$0.50	$0.34	$0.20
Loss from discontinued operations, net of tax	$(0.15)	$(0.18)	$(0.15)

Net income	$0.35	$0.16	$0.05

—————

* Line item includes non-cash stock compensation as follows:
Instructional and franchise operations costs	$246	$788	$—
General and administrative expenses	$217	$8,059	$—

Total	$463	$8,847	$—

See notes to consolidated financial statements.

Educate, Inc.

Consolidated Statement of Stockholder’s Equity

(Dollar amounts in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Issuance of 36,800,000 shares of common stock upon formation for cash of $30,000 and debt securities of $107,703	$368	$137,336	$—	$—	$137,704
Comprehensive income:
Net income for the period	—	—	1,701	—	1,701
Other comprehensive income:
Change in fair value of derivative financial instrument	—	—	—	(125)	(125)
Foreign currency translation adjustment	—	—	—	2,627	2,627

Balance at December 31, 2003	368	137,336	1,701	2,502	141,907

Options exercised for purchase of 182,583 shares of common stock, including excess income tax benefit of $126	2	802	—	—	804
Issuance of 604,000 shares of restricted stock to employees for cash and services	6	7,598	—	—	7,604
Issuance of 5,000,000 shares of common stock (less direct costs of issuance of $7,317)	50	47,633	—	—	47,683
Issuance of options to purchase common stock to employees and directors	—	1,327	—	—	1,327
Cash dividends to stockholders	—	(3,694)	(5,306)	—	(9,000)
Comprehensive income:
Net income for 2004	—	—	6,412	—	6,412
Other comprehensive income:
Change in fair value of derivative financial instrument	—	—	—	303	303
Foreign currency translation adjustment	—	—	—	661	661

Balance at December 31, 2004	426	191,002	2,807	3,466	197,701

Options exercised for purchase of 146,967 shares of common stock, including excess income tax benefit of $577	1	1,143	—	—	1,144
Non-cash stock compensation expense	—	463	—	—	463
Comprehensive income:
Net income for 2005	—	—	15,405	—	15,405
Other comprehensive income (loss):
Change in fair value of derivative financial instrument	—	—	—	411	411
Foreign currency translation adjustment	—	—	—	(3,416)	(3,416)

Balance at December 31, 2005	$427	$192,608	$18,212	$461	$211,708

See notes to consolidated financial statements.

Educate, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from June 30, 2003 (date of inception) through December 31, 2003
Operating activities
Income from continuing operations	$22,011	$13,447	$7,267
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations
Depreciation	6,068	5,851	3,047
Amortization	719	449	233
Bad debt expense	612	622	1,101
Deferred income taxes	7,276	4,858	869
Amortization of copyrights and software and media intangible assets	1,616	—	—
Non-cash stock compensation	463	8,847	—
Other financing costs	1,506	5,747	337
Excess tax benefits of exercised options	577	126	—
Foreign currency exchange gain and other	(367)	(994)	—
Other non-cash items	—	204	78
Changes in operating assets and liabilities:
Receivables	(7,858)	2,075	(138)
Prepaid expenses and other current assets	(482)	(1,168)	(3,027)
Inventory	(7,522)	(2,082)	878
Other assets	(382)	1,971	(2,444)
Accounts payable, accrued expenses, and other current liabilities	3,646	(8,734)	7,991
Income taxes	(3,744)	233	131
Deferred revenue	(6,718)	2,070	(3,643)
Accrued compensation and related benefits	(970)	1,518	1,161

Net cash provided by continuing operations	16,451	35,134	13,841

Loss from discontinued operations	(6,606)	(7,035)	(5,566)
Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
Gain on disposal of discontinued operations	—	(83)	—
Changes in operating assets and liabilities	(853)	(6,182)	(3,910)
Depreciation and other non-cash items	1,732	1,763	452

Net cash used in discontinued operations	(5,727)	(11,537)	(9,024)

Net cash provided by operating activities	$10,724	$23,597	$4,817

See notes to consolidated financial statements.

Educate, Inc.

Consolidated Statements of Cash Flows (continued)

(Dollar amounts in thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from June 30, 2003 (date of inception) through December 31, 2003
Investing activities
Cash paid for acquired pre-K-12 business, net of cash acquired (including (including acquisition costs of $176 in 2004 and $4,491 in 2003)	$—	$(492)	$(110,825)
Cash paid for acquired businesses, net of cash acquired (including acquisition costs of $1,521 in 2005 and $185 in 2004 and $292 in 2003)	(37,885)	(8,338)	(4,586)
Proceeds from sale of discontinued operations	—	2,166	—
Cash paid for internally developed software	(5,030)	(3,699)	—
Purchases of property and equipment	(12,441)	(5,079)	(2,299)
Net investing activities of discontinued operations	(2,527)	(2,804)	(1,523)
Change in other assets	(2,629)	(988)	1,905

Net cash used in investing activities	(60,512)	(19,234)	(117,328)

Financing activities
Proceeds from exercise of stock options	567	552	—
Issuance of common stock upon formation	—	—	30,000
Proceeds from issuance of common stock	—	47,689	—
Borrowings on revolving credit facility	33,000	—	—
Payments on revolving credit facility	(13,000)	—	—
Cash received upon issuance of debt	140,000	170,000	110,000
Payments on debt	(123,629)	(216,558)	(3,927)
Dividends paid	—	(9,000)	—
Deferred financing costs	(427)	(3,574)	(3,705)
Change in other long-term liabilities	1,092	820	—

Net cash provided by (used in) financing activities	37,603	(10,071)	132,368
Effect of exchange rate changes on cash	8	40	403

Net change in cash and cash equivalents	(12,178)	(5,668)	20,260
Cash and cash equivalents at beginning of period	14,592	20,260	—

Cash and cash equivalents at end of period	$2,414	$14,592	$20,260

Included in balance sheet caption:
Cash and cash equivalents	$2,414	$14,592	$20,226
Assets of discontinued operations held for sale	$—	$—	$34

Supplemental cash flow information:
Interest paid	$7,834	$13,372	$2,498
Income taxes paid	$6,480	$343	$—

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

The Learning Center segment develops and delivers trusted, personalized tutoring programs through a network of 1,121 franchised and company-owned learning centers in 896 geographical territories in North America operated under the Sylvan brand name, and 1,013 European franchised and company-owned learning centers operated under the Schülerhilfe brand name. The Learning Center segment offers online instruction in participating franchised and company-owned territories through Sylvan Online. The Learning Center segment also develops and sells educational products and services under the recently-acquired Hooked on Phonics brand name. Sylvan and Hooked on Phonics are two of the most highly recognized brand names in the supplemental education services industry.

The Catapult Learning segment, formerly referred to as Institutional Services, provides tutoring, as well as other supplemental education services and special-needs services, to eligible students of public and private schools through government-funded contracts under the Catapult Learning and other brand names.

Basis of Presentation

The accompanying consolidated financial statements represent the consolidated financial position, results of operations and cash flows of the Company prepared in accordance with accounting principles generally accepted in the United States. The Company’s management has made estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. All significant intercompany transactions and balances have been eliminated in consolidation.

The Company was formed by an investor group led by affiliates of Apollo Advisors, L.P. (“Apollo”), a private equity investment company and controlling stockholder of the Company, and certain management stockholders on June 30, 2003 to acquire the pre-K-12 educational services business of Laureate Education, Inc. (formerly known as Sylvan Learning Systems, Inc.) (“Laureate”). The accompanying financial statements of Educate, Inc. include the consolidated balance sheets as of December 31, 2005 and 2004, and the consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004 and the period from June 30, 2003 (date of inception) through December 31, 2003. The combined balance sheet of the Laureate pre K-12 business (predecessor to Educate, Inc.) as of December 31, 2002 and the combined statements of income, owner’s equity and cash flows for the year then ended and the six months ended June 30, 2003 are presented elsewhere in this Annual Report on Form 10-K.

On October 27, 2005, the Company announced its intention to sell its Education Station business. Also, on September 20, 2004, Educate, Inc. sold its subsidiary Connections Academy, Inc., an operator of K-8 virtual public and charter schools. The accompanying consolidated financial statements present the results of operations of Education Station and Connections Academy as discontinued operations. See also Note 2.

The Company consolidates investments where it has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule ownership, directly or indirectly, of over fifty percent of the outstanding voting shares is a condition for consolidation. For investments in variable interest entities, as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. The Company is not the primary beneficiary of any variable interest entity.

Certain amounts previously reported for 2004 have been reclassified to conform to the 2005 presentation.

Educate, Inc.

Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Allowances for Accounts Receivable

The Company reports accounts and notes receivable at net realizable value. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company calculates the allowance based on a specific analysis of past due balances and also considers historical trends of write-offs. Past due status is based on how recently payments have been received by customers. Actual collection experience has not differed significantly from the Company’s estimates, due primarily to credit and collections practices and the financial strength of its customers. Balances are written off when management determines that collection is unlikely. Accounts and notes receivable balances due from franchisees are secured by the assets of the franchisee’s business. Other accounts receivable balances, primarily due from governmental agencies, product distributors and retailers, are not collateralized.

Sales of educational products to retailers and product distributors generally allow the customer to return the product for a full refund or credit. The Company provides a sales allowance against accounts receivable to estimate the value of products that will be returned and to state accounts receivable at estimated net realizable value. The allowance is calculated based upon historical return experience giving specific consideration to customer type and product maturity.

Inventory

Inventory, consisting primarily of educational and instructional products for sale to retailers and consumers and educational programs and materials for sale to franchisees, is stated at the lower of cost (average cost) or market value.

Cost of Goods Sold

Cost of goods sold includes the materials and production cost of inventory sold during the period as well as shipping and distribution costs of the products. Cost of goods sold also includes the amortization of the costs of computer software and media developed for sale to third parties.

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

Useful lives are as follows:

Furniture and fixtures	2 –7 years
Education materials	2 –5 years
Computer equipment and software	2 –3 years
Leasehold improvements	Lease Term

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

Intangible Assets

Intangible assets consist principally of tradenames, franchise license rights, copyrights, customer contract rights and customer lists, internally developed software and media, and customer backlog acquired in business combinations. Intangible assets with finite lives are amortized over their estimated useful lives ranging from six months to 25 years.

Educate, Inc.

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

The fair values of Sylvan Learning Center franchise rights and tradenames with indefinite lives are determined on each impairment test date based on estimates of future royalties, discounted using the rate of return required for investments of like risk. Estimates of future royalties will likely change over time as impairment tests are performed. Even if the estimate of future royalties does not decrease, the fair value of these assets may be adversely affected by increases in interest rates and the applicable discount rate.

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

Sales of educational products and materials to customers and franchisees is recognized when title passes and all substantial risks of ownership transfer to the buyer, which generally occurs either upon shipment or upon delivery based on contractual terms. Revenue is net of provisions for cash discounts, returns, customer discounts, cooperative advertising and other sales-related discounts.

Catapult Learning

Revenue from the Catapult Learning segment consists principally of revenue from arrangements with school districts receiving funds under federal and state-based programs. For arrangements that specify a fixed fee per student for educational services over a stated period, revenue is recognized ratably over the arrangement’s service period. Other arrangements in this segment compensate the

Educate, Inc.

Company for services on an hourly basis. Revenue for these arrangements is recorded as services are rendered at the specified hourly rate. Arrangements with school districts generally specify monthly billings of service fees. Revenue recognized in advance of billings is recorded as accounts receivable.

Deferred Costs

The Company incurs direct and incremental costs to set up classrooms for its arrangements with school districts in the Catapult Learning segment. These costs are deferred and recognized ratably over the service period. These deferred costs are included in other assets in the accompanying consolidated balance sheets.

Marketing and Advertising

The Company expenses marketing and advertising costs as incurred.

Stock – Based Compensation

The Company accounts for all stock-based compensation plans using the intrinsic value method. Under the intrinsic value method, if the exercise price of the employee stock option equals the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“Statement 123”) encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement 123 requires the disclosure of pro forma data in the notes to the financial statements if the fair value method is not adopted. See “New Accounting Pronouncements – Share-Based Payment” below.

The Company has granted stock options and restricted common stock to employees and directors, which are discussed more fully in Notes 9 and 13. The Company records compensation expense for awards with pro rata vesting on a straight-line basis over the vesting period.

Pro forma net income and earnings per share data have been determined as if the Company had accounted for its stock-based awards using the prescribed fair value based method. For all grants prior to May 14, 2004, the date the Company filed a registration statement with the SEC to sell its common stock in a public offering, the Company used the minimum value method. The minimum value method assumes that the fair value of an award is equal to the excess of the fair value of the underlying common stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option.

For all stock options granted after May 14, 2004, the Company used the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Black-Scholes and other option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s common stock has only been publicly traded since September 2004, the expected stock price volatility over the expected life of granted options has been based on published volatility measures of companies in similar industries. These estimates of volatility may change in future periods, and the effects could be material.

The following assumptions (weighted averages) were used in calculating pro forma stock compensation expense:

	Year ended December 31,		Period from June 30, 2003 (date of inception) through December 31, 2003
	2005	2004
Risk-free interest rate	4.04%	3.34%	2.99%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life	4 years	4 years	4 years
Stock price volatility	45%	47%	*

*	Assumption is not applicable to the minimum value method

The weighted average estimated fair value of stock-based awards was $5.36 and $7.39 for the years ended December 31, 2005 and 2004, respectively, and $0.44 for the period from June 30, 2003 through December 31, 2003. During the year ended December 31, 2004, the weighted average estimated fair value of stock-based awards issued at-the-money and in-the-money was $4.62 and $9.58, respectively.

Educate, Inc.

For the purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

	Year ended December 31,		Period from June 30, 2003 (date of inception) through December 31, 2003
	2005	2004
Net income, as reported	$15,405	$6,412	$1,701
Add: Stock-based employee compensation expense included in net income as reported, net of tax	277	4,642	—
Less: Stock-based employee compensation expense using prescribed fair value based methods, net of tax	(719)	(4,925)	(114)

Pro forma net income	$14,963	$6,129	$1,587

Earnings per common share—basic
As reported	$0.36	$0.17	$0.05
Pro forma	$0.35	$0.16	$0.04

Earnings per common share—diluted
As reported	$0.35	$0.16	$0.05
Pro forma	$0.34	$0.15	$0.04

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

Comprehensive Income

Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events from non-owner sources. Other comprehensive income refers to revenue, expenses, gains and losses that under U.S. generally accepted accounting principles, are included in comprehensive income, but excluded from net income. The elements of other comprehensive income (loss), net of tax, consisted of foreign currency translation adjustments and the changes in fair value of derivative financial instruments accounted for as a hedge. Because deferred taxes are not provided for the unremitted earnings of foreign subsidiaries, deferred taxes are not provided for translation adjustments.

Hedging and Derivative Activities

The Company sometimes uses derivative instruments, consisting primarily of interest rate swap agreements, to manage its exposure to changes in interest rates. The Company does not use derivative instruments for trading or other speculative purposes.

All derivative instruments are reported in the consolidated balance sheets at fair value in the other assets or other long-term liabilities captions. Changes in a derivative’s fair value are recognized currently in earnings unless specified hedge criteria are met. If an interest rate swap is designated a cash flow hedge, the effective portions of the changes in the fair value of the swap are recorded in other comprehensive income. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

As part of managing its exposure to changes in the market interest rate of variable rate debt over a three-year period, the Company has entered into interest rate swap transactions with a financial institution acting as the counterparty. To ensure both appropriate use as a hedge and hedge accounting treatment, the swaps entered into were designated according to the hedge objective against a specific debt issue. The notional amount, rate and maturities of the interest rate swaps are closely matched to the related terms of the hedged debt obligation, and any ineffective portion is not material. The interest rate swaps would not result in a significant loss to the Company if the counterparty failed to perform according to the terms of the agreements.

Educate, Inc.

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

New Accounting Pronouncement

Share-Based Payment

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

Statement 123(R) was originally required to be adopted no later than July 1, 2005. On April 14, 2005, the SEC announced that non-small business registrants would not be required to adopt Statement 123(R) until the first fiscal year beginning after June 15, 2005, which effectively extended the adoption deadline for the Company to January 1, 2006. The Company adopted the standard on January 1, 2006. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

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

The Company adopted the provisions of Statement 123(R) on January 1, 2006, using the modified prospective method. Unvested stock-based awards issued prior to May 14, 2004 and disclosed in the financial statements using the minimum value method (rather than the estimated fair value using the Black-Scholes option-pricing model) were accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Awards issued after May 14, 2004 and through December 31, 2005 that have not vested will be accounted for at the date of adoption using the same estimate of the grant-date fair value disclosed in the historical financial statements.

As permitted by Statement 123, the Company historically accounted for share-based payments to employees using the intrinsic value method and, as such, recognized no compensation cost when employee stock options were granted with exercise prices equal to the market price of the shares on the date of grant. Accordingly, the adoption of Statement 123(R)’s fair value method may have a significant impact on the Company’s results of operations, although it will have no impact on its financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend significantly on levels of share-based payments granted in the future. Assuming no stock option grants in 2006, the Company estimates that the pro forma amount disclosed in 2005 will slightly exceed the amount to be recognized in 2006 because no future expense will be recognized for options granted prior to May 14, 2004 that had no intrinsic value at the grant date.

Cash retained as a result of excess tax benefits relating to share-based payments will be presented in the statement of cash flows as financing cash inflows. Currently, the cash retained from excess tax benefits is presented in operating cash flows along with other tax cash flows.

2. Discontinued Operations

On October 27, 2005, the Company announced its intention to sell its Education Station business, which delivers site-based No Child Left Behind services to public schools. Education Station is a component unit within the Catapult Learning operating segment. The sale of Education Station will allow management to focus attention on the opportunities available in the Learning Center and remaining Catapult Learning businesses. Existing Education Station contracts will be served and the Company anticipates the completion of the sale within the next year. The Company is currently identifying interested buyers, and does not expect to incur a loss upon the sale of Education Station.

Educate, Inc.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the operations of Education Station are reported as discontinued operations for all periods presented. In addition, the net assets of Education Station are classified as assets held for sale at December 31, 2005.

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

Summarized operating results from the discontinued operations included in the Company’s consolidated statements of income were as follows:

Education Station	Year ended December 31,		Period from June 30, 2003 (date of inception) through December 31, 2003
	2005	2004
Revenues	$33,117	$27,153	$3,254

Income from continuing operations before income taxes	(11,010)	(6,903)	(6,685)
Income tax benefit	4,404	2,623	2,590

Loss from discontinued operations	$(6,606)	$(4,280)	$(4,095)

Connections Academy	Year ended December 31, 2004	Period from June 30, 2003 (date of inception) through December 31, 2003
Revenues	$5,160	$3,230
Income from continuing operations before income taxes	(4,283)	(2,262)
Income tax benefit	1,445	791
Gain on disposal of operations, after tax	83	—

Loss from discontinued operations	$(2,755)	$(1,471)

Assets and liabilities of the discontinued operations of Education Station were as follows at December 31:

	2005	2004
Current assets	$8,540	$9,103
Property and equipment, net	3,797	2,519
Other long-term assets	5,958	4,589
Current liabilities	(3,382)	(2,895)

Net assets of discontinued operations	$14,913	13,316

3. Acquisitions

Hooked on Phonics

On February 8, 2005, the Company acquired all the common stock of Gateway Learning Corporation (“HOP”), the owner of the branded “Hooked on Phonics” early reading, math and study skills programs. The Company plans to expand HOP product and service offerings and expand the use of the Hooked on Phonics brand by developing products and services that appeal to a broader range of customers. The results of operations of HOP are included in the Company’s consolidated statements of income beginning February 1, 2005.

Educate, Inc.

The initial purchase price totaled approximately $11,228 including acquisition costs of $1,212. The Company also extinguished $2,982 of acquired debt at closing. Contingent consideration may be payable to the seller based upon future direct response television advertising spending related to the HOP business during the eighteen-month period beginning in August 2005 and ending in February 2007. No amounts are payable nor are amounts expected to be paid under the contingent consideration provisions of the purchase agreement.

The final purchase price allocation is pending determination of the valuation of the intangible assets acquired. The purchase price was preliminarily allocated to acquired assets totaling $19,534, including identifiable amortizable and indefinite-lived intangible assets of $1,365 and $7,443 respectively, and liabilities of $10,294. The weighted average amortization period for all identifiable amortizable intangible assets acquired was approximately 2.7 years. The initial purchase price allocation includes a contingent sales tax liability of $1,900 and an equal amount in escrow included within other current assets. The sales tax contingency will be resolved based upon final determination of state sales tax obligations, which is expected to occur in 2006. The following table summarizes the allocation of the purchase price to acquired assets and liabilities, other than cash received in the acquisition:

Accounts receivable, net	$3,756
Other current assets	3,016
Property and equipment	13
Deferred tax assets	3,903
Intangible assets subject to amortization:
Copyrights (weighted-average amortization period of 3 years)	1,137
Customer list (weighted-average amortization period of 1 year)	228
Indefinite lived intangible assets:
Tradenames	7,443
Other assets	38

Total assets acquired, excluding cash of $1,988	19,534

Current liabilities	4,412
Contingent sales tax liability	1,900
Long-term debt	2,982
Deferred tax liabilities	1,000

Total liabilities assumed	10,294

Purchase price, net of cash received of $1,988	$9,240

Franchisee-Owned Learning Center Territories

During the year ended December 31, 2005, the Company purchased 60 Sylvan Learning Center franchised territories comprising 78 centers in 60 separate transactions with franchisees. The combined purchase price of these territories totaled cash paid of $28,723, including acquisition costs of $309. Significant components of the combined purchase price allocation included goodwill of $25,624, identifiable indefinite-lived intangible assets of $14,325, and the assumption of liabilities of $12,739, which consisted primarily of obligations to provide services to customers. Approximately $26,218 of goodwill and indefinite lived intangible assets are expected to be deductible for tax purposes.

Under EITF 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination, these acquisitions were considered multiple element transactions due to the preexisting relationship between the Company and the franchisee. Management estimated the fair value of settlement amounts using an income approach to determine the amount by which the royalty rate under the Sylvan Operating Agreement was favorable or unfavorable to the Company compared to pricing for current market transactions. During the year ended December 31, 2005, the Company recognized a net settlement loss in the amount of $212, which was classified within foreign exchange gains and other in the consolidated statements of income.

Pro Forma Information – 2005 and 2004

The following unaudited consolidated pro forma results of operations of the Company for the years ended December 31, 2005 and 2004 give effect to the acquisitions of the 60 Sylvan Learning Center territories and HOP as if the acquisitions had occurred on January 1 of the respective year:

	Year ended December 31,
	2005	2004
Revenues	$352,013	$321,027
Income from continuing operations before income taxes	37,438	26,195
Net income	15,811	7,405

Diluted earnings per share	$0.36	$0.19

Educate, Inc.

The pro forma information is not necessarily indicative of the results which actually would have occurred if the above transactions had been consummated as described above, nor does it purport to represent the results of operations for future periods.

Progressus

On October 31, 2003, the Company acquired Progressus Therapy, Inc. (“Progressus”), one of the largest providers of qualified professional physical, occupational, and speech therapists to school programs. The results of operations of Progressus are included in the Company’s consolidated statements of income beginning November 1, 2003.

The purchase price totaled approximately $4,151, including acquisition costs of $333. The purchase price was allocated to acquired assets totaling $7,709 and assumed liabilities of $3,558. Variable amounts of contingent consideration are payable to the seller based upon the operating income of Progressus through October 31, 2007. As of December 31, 2005 no amounts are payable under the contingent consideration provisions of the contract.

The initial purchase price was reduced by $128 during 2005 based upon the completion of an audit of the closing balance sheet of Progressus as of October 31, 2003. The Company recorded $2,509 of goodwill as a result of the acquisition, none of which is tax deductible.

The following unaudited consolidated pro forma results of operations of the Company for the period from June 30, 2003 through December 31, 2003 give effect to the acquisition of Progressus as if it occurred on June 30, 2003.

Revenues	$120,902
Income from continuing operations before income taxes	4,637
Net income	1,346

Diluted earnings per share	$0.04

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

Educate, Inc.

The following table summarizes the allocation of the purchase price to acquired assets and liabilities, other than cash received in the acquisition. This table has been updated to reflect a final working capital contingency payment with Laureate, which was resolved during 2004:

Accounts and notes receivable	$29,746
Other current assets	2,291
Property and equipment	14,661
Deferred tax assets	1,861
Intangible assets subject to amortization:
Contract rights and backlog (weighted-average amortization period of 4.25 years)	1,199
Schülerhilfe franchise rights (amortization period of 25 years)	3,500
Indefinite lived intangible assets:
Tradenames	131,000
Sylvan franchise license rights	82,000
Goodwill (including $691 recorded in assets of discontinued operations held for sale)	49,736
Other assets	3,316

Total assets acquired, excluding cash of $9,176	319,310

Current liabilities	42,345
Long-term debt	1,031
Other long-term liabilities	1,673

Total liabilities assumed	45,049

Purchase price, net of cash received of $9,176	$274,261

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

In June 2004, the Company completed its analysis of the valuation of acquired assets and liabilities purchased including the estimated useful life of franchise rights for Schülerhilfe. The Company prior to June 2004 estimated that these franchise rights had a value of $6,000 and an indefinite life. The Company’s completed valuation and analysis estimates that these franchise rights have an estimated fair value of $3,500 and a useful life of 25 years, and commencing April 1, 2004, the Company began amortizing the Schülerhilfe franchise rights over their remaining useful life.

The Company recorded significant goodwill, as a result of the estimated value of the assembled workforce and the ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. All goodwill recorded in the acquisition is deductible for income tax purposes.

Educate, Inc.

4. Goodwill

Changes in the carrying amount of goodwill are summarized by segment as follows:

	Learning Center	Catapult Learning	Total
Goodwill recorded upon acquisition of pre-K-12 business of Laureate	$37,674	$5,916	$43,590
Acquisition of Progressus	—	2,637	2,637
Acquisition of franchisee-owned learning centers	2,521	—	2,521
Foreign currency translation adjustment	931	—	931

Goodwill at December 31, 2003	41,126	8,553	49,679
Acquisition of franchisee-owned learning centers	12,108	—	12,108
Adjustment to purchase price allocation of pre-K-12 business of Laureate	5,148	307	5,455
Foreign currency translation adjustment	1,177	—	1,177

Goodwill at December 31, 2004	59,559	8,860	68,419
Acquisition of franchisee-owned learning centers	25,624	—	25,624
Adjustment to purchase price allocation of Progressus	—	(128)	(128)
Foreign currency translation adjustment	(1,838)	—	(1,838)

Goodwill at December 31, 2005	$83,345	$8,732	$92,077

5. Intangible Assets Other Than Goodwill

A summary of other intangible assets at December 31, 2005 and 2004 is as follows:

	December 31, 2005
	Useful Life In Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Acquired backlog (Learning Center Segment)	0.5	$115	$115	$—
Contract rights (Catapult Learning Segment)	5	1,084	539	545
Schülerhilfe franchise license rights (Learning Center Segment)	25	3,491	478	3,013
HOP customer list (Learning Center Segment)	1	228	209	19
HOP copyrights (Learning Center Segment)	3	1,137	672	465
Internally developed software (Learning Center Segment)	5-7	8,731	944	7,787

Total intangible assets subject to amortization		14,786	2,957	11,829
Indefinite-lived intangible assets not subject to amortization:
Tradenames	N/A	147,894	—	147,894
Learning Center franchise license rights	N/A	87,099	—	87,099

Total indefinite-lived intangible assets		234,993	—	234,993

Total intangible assets excluding goodwill		$249,779	$2,957	$246,822

Educate, Inc.

	December 31, 2004
	Useful Life In Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Acquired backlog (Learning Center Segment)	0.5	$115	$115	$—
Contract rights (Catapult Learning Segment)	5	1,084	323	761
Schülerhilfe franchise license rights (Learning Center Segment)	25	4,000	240	3,760
Internally developed software (Learning Center Segment)	5-7	3,699	—	3,699

Total intangible assets subject to amortization		8,898	678	8,220

Indefinite-lived intangible assets not subject to amortization:
Tradenames	N/A	132,425	—	132,425
Learning Center franchise license rights	N/A	82,000	—	82,000

Total indefinite-lived intangible assets		214,425	—	214,425

Total intangible assets excluding goodwill		$223,323	$678	$222,645

Estimated future amortization expense of intangible assets subject to amortization at December 31, 2005 is as follows:

Year ending December 31,
2006	$2,576
2007	2,437
2008	2,123
2009	1,886
2010	734
Thereafter	2,073

Total	$11,829

6. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2005	December 31, 2004
Senior term loan payable to a bank (“2004 Term Loan”) in quarterly installments through March 2011. The loan accrued interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company (aggregating to 4.475% per annum at December 31, 2004). The loan was repaid in 2005.	$—	$118,851
Senior term loan payable to a bank (“2005 Term Loan”) in quarterly installments through March 2012. The loan bears interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company (aggregating to 6.03% per annum at December 31, 2005).	138,950	—
Revolving loan payable to a bank (under the “2005 Term Loan”) maturing April 27, 2009. The loan bears interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company (various interest rates ranging from 6.72% to 8.75% per annum).	20,000
Note payable to Laureate, due in semi-annual installments through June 30, 2009. The note does not bear interest, and is recorded net of a discount of $221 and $348 at December 31, 2005 and 2004, respectively.	1,656	1,831
Various notes payable bearing interest at fixed rates ranging from 5.00% to 8.00% per annum.	2,242	1,831

	162,848	122,513
Less: current portion of long-term debt	(2,734)	(2,102)

Total long-term debt	$160,114	$120,411

Educate, Inc.

In order to manage interest rate exposure and to comply with certain covenants of the Company’s credit agreement, the Company has entered into three interest rate swap agreements. A notional amount of $40,000 in variable rate debt has been swapped to a counter party in exchange for a fixed interest rate commitment of 2.58% per annum. A second agreement with a notional amount of $10,000 in variable rate debt has been swapped to a counter party in exchange for a fixed interest rate commitment of 3.44% per annum. These agreements will terminate on July 1, 2006. A third agreement effective from July 1, 2006 through May 1, 2007 with a notional amount of $50,000 in variable rate debt has been swapped to a counter party in exchange for a fixed interest rate commitment of 4.03% per annum. Net interest paid or received under these agreements is recorded as interest expense in the period in which it is incurred.

On April 28, 2005, one of the Company’s consolidated subsidiaries entered into an Amended and Restated Credit Agreement (the “2005 Term Loan”) with a bank syndicate, replacing the existing 2004 Term Loan facility. The 2005 Term Loan increased the term loan facility to $140 million, lowered the interest rate spread over a variable rate, extended the maturities, and provided for increased flexibility in certain other terms and conditions of the term loan facility. No amendments were made to the agreement concerning the $30,000 revolving credit facility.

At the Company’s election, the modified term loan will bear interest at the base rate or Eurodollar rate plus a margin, which was 200 basis points at December 31, 2005. Pursuant to the 2005 Term Loan, quarterly principal payments based upon a 100-year amortization schedule are due until the seventh year, when the remaining balance is due. The obligations under the 2005 Term Loan are guaranteed by the Company and certain direct and indirect subsidiaries of the Company. These obligations are secured by a senior interest in substantially all of the assets of the consolidated subsidiaries of the Company.

The 2005 Term Loan includes customary covenants for transactions of this type, including covenants limiting liens on assets of certain of the Company’s subsidiaries, certain asset sales, payment of dividends, incurrence of additional indebtedness, and mergers or fundamental business changes. The 2005 Term Loan also required compliance with financial covenants and otherwise restricted certain payments to the Company. At December 31, 2005, restricted net assets of the subsidiary were $215,000.

The 2005 Term Loan constitutes a substantial modification of the terms of the prior agreement in accordance with generally accepted accounting principles. Accordingly, the Company wrote-off unamortized deferred financing costs of approximately $1,100 related to the prior term loan facility and expensed an additional $400 related to the modification during the three-month period ended June 30, 2005.

Of the $30,000 revolving credit facility, $8,845 was available to the Company due to revolving loan borrowings of $20,000 and outstanding standby letters of credit totaling $1,155 as of December 31, 2005.

The fair value of debt at December 31, 2005 approximates its carrying value at that date based on an assessment of market interest rates associated with similar debt.

Aggregate maturities of long-term debt at December 31, 2005 are as follows:

Year ending December 31:
2006	$2,734
2007	2,157
2008	2,125
2009	21,804
2010	1,549
Thereafter	132,479

Total	$162,848

7. Leases

The Company conducts significant operations from leased facilities. These facilities include office locations, warehouse space and company-owned learning centers. The lease terms of substantially all of these leases are five years or less. Many of the leases contain options to renew, generally one or two renewal periods ranging from one to three years. The Company also leases certain equipment under non-cancelable operating leases, the majority of which are for terms of 36 months or less.

Educate, Inc.

Future minimum lease payments at December 31, 2005, by year and in the aggregate, under all non-cancelable operating leases are as follows:

Year ending December 31:
2006	$23,050
2007	18,267
2008	13,641
2009	7,333
2010	4,483
Thereafter	1,878

Total	$68,652

Rent expense was approximately $21,972 and $15,690 for the years ended December 31, 2005 and 2004, respectively, and $7,069 for the period from June 30, 2003 through December 31, 2003.

8. Commitments and Contingencies

In connection with the acquisition of the pre-K-12 business from Laureate, the Company and Laureate entered into a three-year shared services agreement expiring June 30, 2006. Under the terms of the shared service agreement, the Company will provide certain support services including, but not limited to, specified accounting, benefits, information technology, human resources, purchasing and payroll services to Laureate. Conversely, Laureate will provide certain support services, primarily in the areas of tax, treasury, and facilities administration to the Company. Laureate and the Company are considered related parties due to the service as a member of the Board of Directors of both companies by two individuals, one of which is also the Company’s CEO.

The shared services agreement provides for the Company to receive net payments each month of $255 during the remaining term of the agreement. These payments are accounted for as a reduction of general and administrative expenses. The agreement also allows for specified volume-based increases to the fees attributable to the services.

The Company is subject to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company’s financial position.

The Company maintains a number of standby letters of credit totaling $1,155 as of December 31, 2005 to guarantee certain of its insurance programs and the potential payment under a franchisee acquisition through 2008.

The Company has guaranteed certain bank loans of franchisees related to financing the purchase of educational programs and other purchased instructional material. Of the $683 of available credit under this program, $146 was outstanding at December 31, 2005. These guarantees are secured by the assets of the business of the individual franchisee utilizing this financing arrangement.

The Company has guaranteed a bank loan of the Sylvan National Advertising Fund (“Fund”) in the amount of $2.0 million, which expires in 2006. All Sylvan Learning Centers pay advertising fees into the Fund, which coordinates national advertising campaigns for the benefit of the Learning Center network. The Fund is a separate legal entity, which the Company does not control. Provision of the guarantee allowed the Fund to obtain external financing at more favorable terms. The Company would be required to perform under the guarantee in the event of default on the loan by the Fund.

9. Stock Option Plans

During 2003, the Company adopted a stock option plan that provides for the granting of options to purchase up to 4,360,000 shares of common stock to selected employees and directors of the Company. Options to purchase 3,898,800 shares of common stock were granted under this plan. Of this amount, 104,000 shares immediately vested with the remainder vesting ratably over three or four years. Options under this plan expire 10 years after the grant date. Options to purchase 374,000 shares of common stock were granted in 2004 under this plan with an exercise price less than the estimated fair value of the Company’s common stock at the grant date. The Company recorded $463 and $1,320 of compensation expense during the years ended December 31, 2005 and 2004, respectively, for these options vesting during those periods, based on an estimate of the fair value of the common stock at the grant date of $11.00 to $14.00 per share. The Company can no longer grant options under this plan.

During 2004, the Company adopted a stock option plan that provides for the granting to selected employees and directors of the Company of options to purchase up to 700,000 shares of common stock plus an annual increase to be added automatically on the first day of the fiscal year equal to the lesser of (i) 400,000 shares or (ii) one percent of the number of outstanding shares on the last day of

Educate, Inc.

the immediately preceding fiscal year. At December 31, 2004, options to purchase 194,000 shares of common stock had been granted under this plan with a weighted average exercise price of $11.76 per share. Of this amount, 16,000 shares immediately vested with the remainder vesting ratably over four years. Options under this plan expire 10 years after the grant date.

On January 1, 2005, the first annual automatic increase resulted in an additional 400,000 shares of common stock available for issuance under the 2004 stock option plan. During the year ended December 31, 2005, the Company issued options to purchase 185,200 shares of common stock to employees of the Company with a weighted average exercise price of $13.43 per share. Options will vest ratably over a four-year period.

The following tables summarize the Company’s stock option activity (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding – June 30, 2003 (date of inception)	—	$—
Granted	3,424	3.71
Exercised	—	—
Forfeited	(84)	3.71

Outstanding – December 31, 2003	3,340	3.71
Granted	669	7.83
Exercised	(183)	3.71
Forfeited	(110)	3.75

Outstanding – December 31, 2004	3,716	4.45
Granted	185	13.43
Exercised	(147)	4.02
Forfeited	(168)	7.74

Outstanding – December 31, 2005	3,586	$4.78

Exercisable – December 31, 2003	395	3.71

Exercisable – December 31, 2004	1,420	4.02

Exercisable – December 31, 2005	2,305	$4.18

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2005	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Exercisable as of December 31, 2005	Weighted Average Exercise Price
$ 3.71 - $ 5.08	3,192	$3.84	7.6	2,203	$3.82
$ 5.09 - $11.01	169	11.00	8.7	53	11.00
$11.02 - $14.00	143	12.89	9.0	44	12.96
$14.01 - $15.02	82	14.26	9.7	5	14.26

	3,586	$4.78	7.8	2,305	$4.18

Educate, Inc.

10. Income Taxes

Significant components of income tax expense from continuing operations for the years ended December 31, 2005 and 2004 and the period from June 30, 2003 (date of inception) through December 31, 2003 are as follows:

	Year ended December 31,		Period from June 30, 2003 (date of inception) through December 31, 2003
	2005	2004
Current:
U.S. Federal	$3,708	$688	$—
U.S. State	408	952	—
Foreign	520	368	312

	4,636	2,008	312

Deferred:
U.S. Federal	8,102	7,926	3,573
U.S. State	299	(447)	505
Foreign	1,712	1,603	256

	10,113	9,082	4,334

Total income tax expense	$14,749	$11,090	$4,646

Foreign income before income taxes	$5,424	$5,393	$1,277

The Company uses the liability method to account for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of operating loss and tax credit carryforwards. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are summarized as follows:

	December 31, 2005	December 31, 2004
Deferred tax assets:
Net operating loss carryforwards	$9,444	$8,122
Allowance for doubtful accounts	143	109
Nondeductible reserves	280	250
Deferred compensation	1,722	1,053
Other	578	339

Total deferred tax assets	12,167	9,873

Deferred tax liabilities:
Amortization of intangible assets	20,640	13,456
Foreign currency remeasurement gains	—	781
Prepaid expenses	399	402
Other	354	102

Total deferred tax liabilities	21,393	14,741

Net deferred tax liabilities	9,226	4,868
Valuation allowance for deferred tax assets	569	301

Net deferred tax liabilities	$9,795	$5,169

Federal and state net operating loss carryforwards at December 31, 2005 were $21,753, of which $10,315 were acquired in the acquisition of the pre-K-12 business of Laureate. These net operating loss carryforwards will begin to expire in 2019. Acquired net operating losses are subject to limitation under the Internal Revenue Code. A valuation allowance was recorded against the state income tax benefits of certain subsidiaries for which the Company currently believes it is more likely than not that the asset will not be realizable.

Educate, Inc.

The reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory tax rate of 35% to income from continuing operations before income taxes is as follows:

	Year ended December 31,		Period from June 30, 2003 (date of inception) through December 31, 2003
	2005	2004
Tax expense at U.S. statutory rate	$12,866	$8,588	$4,170
Permanent differences	656	570	52
State income tax expense	707	390	400
Tax effect of foreign income taxed at different rate	334	43	121
Change in valuation allowance	268	—	—
Foreign tax credits	(76)	(241)	(97)
Non-deductible stock compensation	—	1,740	—
Other	(6)	—	—

Total income tax expense from continuing operations	$14,749	$11,090	$4,646

11. Comprehensive Income

The components of comprehensive income, net of related taxes, are as follows:

	Year ended December 31,		Period from June 30, 2003 (date of inception) through December 31, 2003
	2005	2004
Net income	$15,405	$6,412	$1,701
Foreign currency translation adjustment, net of tax expense (benefit) of $(410) and $410 in 2005 and 2004, respectively	(3,416)	661	2,627
Change in fair value of derivative financial instruments, net of tax expense (benefit) of $252, $185 and $(77) in 2005, 2004 and 2003, respectively	411	303	(125)

Comprehensive income	$12,400	$7,376	$4,203

Components of accumulated other comprehensive income are summarized as follows:

	Foreign Currency Translation Adjustment	Derivative Financial Instruments	Total
Balance at June 30, 2003 (date of inception)	$—	$—	$—
Gains (losses) recorded in other comprehensive income, net of tax	2,627	(125)	2,502

Balance at December 31, 2003	2,627	(125)	2,502
Gains recorded in other comprehensive income, net of tax	661	303	964

Balance at December 31, 2004	3,288	178	3,466
Gains (losses) recorded in other comprehensive income, net of tax	(3,416)	411	(3,005)

Balance at December 31, 2005	$(128)	$589	$461

12. Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Educate, Inc.

A reconciliation of the numerators and denominators for basic and diluted earnings per common share is as follows:

	Year ended December 31,		Period from June 30, 2003 (date of inception) through December 31, 2003
	2005	2004
Numerator
Income from continuing operations	$22,011	$13,447	$7,267
Loss from discontinued operations, net of tax	(6,606)	(7,035)	(5,566)

Net income	$15,405	$6,412	$1,701

Denominator (shares in thousands)
Basic:
Weighted-average shares outstanding	42,646	38,637	36,800

Diluted:
Weighted-average shares outstanding	42,646	38,637	36,800
Dilutive effect of stock options	1,408	1,210	—

Total	44,054	39,847	36,800

Earnings (loss) per common share—basic
Income from continuing operations	$0.52	$0.35	$0.20
Loss from discontinued operations, net of tax	(0.16)	(0.18)	(0.15)

Net income	$0.36	$0.17	$0.05

Earnings (loss) per common share—diluted
Income from continuing operations	$0.50	$0.34	$0.20
Loss from discontinued operations, net of tax	(0.15)	(0.18)	(0.15)

Net income	$0.35	$0.16	$0.05

Options to purchase 224,763 and 70,000 shares of common stock were excluded from the 2005 and 2004 computations, respectively, because the effect was antidilutive.

13. Restricted Common Stock Awards

In June 2004, the Company issued 604,000 shares of restricted common stock for $0.01 per share to certain employees that vested immediately. These shares of common stock are restricted as to resale over a three to five-year period. The Company estimated that due to the restrictions on resale, the common stock had an estimated fair value of $12.60 at the grant date, or 90% of the estimated fair value of an unrestricted share of common stock. The Company recorded aggregate compensation expense of $7,604 in June 2004 related to these common stock grants.

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

The Company may at its discretion make matching contributions, which are allocated to eligible participants. The Company made discretionary contributions to this plan of $741 and $703 during the years ended December 31, 2005 and 2004, respectively.

Educate, Inc.

16. Businesses and Geographic Segment Information

The Company is organized on the basis of educational services provided, and segments are business units that offer distinct services. Beginning in 2005, the Company began to manage the operations of its previous Online Learning Services segment within its Learning Center segment, and accordingly now has two operating segments. Additionally, NCLB Online, previously included with the Catapult Learning segment, is now included in the Learning Center segment. All segment information has been restated for all periods to conform to the new presentation. The segments are managed separately as they have different customer bases and delivery channels. Reportable segments are as follows:

•	The Learning Center segment develops and delivers trusted, personalized tutoring programs and online instruction through a network of franchised and company-owned learning centers located primarily in North America and Europe. The Learning Center segment also develops and sells educational products and services under the Hooked on Phonics brand name.

•	The Catapult Learning segment provides tutoring and other supplemental education services and special-needs services to public and private schools.

The Company evaluates performance and allocates resources based on operating income. Any significant intercompany sales or transfers are eliminated.

The following tables set forth information on the Company’s reportable segments:

Year ended December 31, 2005	Learning Center	Catapult Learning	Total
Revenues	$244,255	$86,159	$330,414

Segment profit before depreciation and amortization	51,534	15,618	67,152
Depreciation and amortization	(4,455)	(694)	(5,149)

Segment profit	$47,079	$14,924	$62,003

Segment assets	$383,641	$36,036	$419,677
Total expenditures for additions to long-lived assets	17,976	995	18,971

Year ended December 31, 2004	Learning Center	Catapult Learning	Total
Revenues	$181,718	$91,406	$273,124

Segment profit before depreciation and amortization	48,848	16,740	65,588
Depreciation and amortization	(3,861)	(765)	(4,626)

Segment profit	$44,987	$15,975	$60,962

Segment assets	$310,741	$34,159	$344,900
Total expenditures for additions to long-lived assets	10,871	2,669	13,540

Educate, Inc.

Period from June 30, 2003 (date of inception) Through December 31, 2003	Learning Center	Catapult Learning	Total
Revenues	$79,068	$32,170	$111,238

Segment profit before depreciation and amortization	21,078	7,121	28,199
Depreciation and amortization	(2,042)	(369)	(2,411)

Segment profit	$19,036	$6,752	$25,788

Segment assets	$288,739	$40,079	$328,818
Total expenditures for additions to long-lived assets	4,125	3,570	7,695

The following tables reconcile the reported information on segment profit and assets to income from continuing operations before income taxes and total assets reported in the consolidated statements of income and balance sheets:

	Year ended December 31, 2005	Year ended December 31, 2004	Period from June 30, 2003 (date of Inception) through December 31, 2003
Segment profit	$62,003	$60,962	$25,788
Corporate depreciation and amortization	(1,638)	(1,674)	(869)
General and administrative costs	(14,721)	(21,092)	(6,258)
Other expense	(8,884)	(13,659)	(6,748)

Income from continuing operations before income taxes	$36,760	$24,537	$11,913

	December 31, 2005	December 31, 2004
Total assets for reportable segments	$419,677	$344,900
Unallocated corporate assets	13,916	20,271
Assets of discontinued operations held for sale	18,295	16,211

Total assets	$451,888	$381,382

Revenues by geographic area are as follows:

	Year ended December 31, 2005	Year ended December 31, 2004	Period from June 30, 2003 (date of Inception) through December 31, 2003
United States	$296,182	$243,637	$99,971
Other	34,232	29,487	11,267

Consolidated total	$330,414	$273,124	$111,238

Revenues are attributed to countries based on the location of the customer. No country other than the United States represents more than 10% of consolidated revenues. Substantially all long-lived assets are located in the United States.

Information regarding the number of Sylvan Learning Centers is as follows:

	December 31, 2005	December 31, 2004
During the year ended:
Franchises sold, net	58	66
Franchises purchased	78	32
At year end:
Franchisee-owned	876	896
Company-owned	245	163

The number of franchises sold is net of closures.

Educate, Inc.

17. Quarterly Financial Data (Unaudited, dollar amounts in thousands, except per share data)

The following tables present certain unaudited consolidated quarterly financial information for each of the eight quarters ended December 31, 2005. This quarterly information has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period. All share and per share amounts included in the following consolidated financial data have been adjusted to reflect all previous stock splits.

	Quarter Ended
2005	March 31	June 30	September 30	December 31
Net revenues	$82,495	$92,735	$78,540	$76,644
Instructional and franchise operations costs	52,735	53,763	51,948	58,661
Cost of goods sold	3,916	4,233	3,601	4,330
Operating income	12,621	22,273	10,314	437
Income tax expense	(4,157)	(7,188)	(3,189)	(215)
Income from continuing operations	6,782	11,728	5,204	(1,703)
Discontinued operations, net of tax	711	(1,750)	(2,537)	(3,030)

Net income (loss)	$7,493	$9,978	$2,667	$(4,733)

Net income (loss) per share—basic	$0.18	$0.23	$0.06	$(0.11)

Net income (loss) per share – diluted	$0.17	$0.23	$0.06	$(0.11)

Weighted average shares (in thousands):
Basic	42,586	42,598	42,672	42,725
Diluted	44,022	44,010	44,166	44,016

	Quarter Ended
2004	March 31	June 30	September 30	December 31
Net revenues	$70,551	$77,843	$61,952	$62,778
Instructional and franchise operations costs	48,898	47,494	40,265	43,277
Cost of goods sold	1,259	1,019	922	1,452
Operating income	9,321	10,728	10,390	7,757
Income tax expense	(2,324)	(1,271)	(4,576)	(2,919)
Income from continuing operations	3,791	2,075	3,698	3,883
Discontinued operations, net of tax and gain on disposal	301	(2,562)	(2,795)	(1,979)

Net income (loss)	$4,092	$(487)	$903	$1,904

Net income (loss) per share—basic	$0.11	$(0.01)	$0.02	$0.04

Net income (loss) per share – diluted	$0.11	$(0.01)	$0.02	$0.04

Weighted average shares (in thousands):
Basic	36,800	37,198	37,974	42,576
Diluted	37,342	38,608	39,308	43,996

The quarterly data supplied above for the quarters ended March 31, June 30 and September 30 in both 2005 and 2004 varies from the amounts previously reported on the Form 10-Q filed for the respective quarter because of the classification of Education Station as discontinued operations, which occurred in the quarter ended December 31, 2005. The table above presents quarterly information as if Education Station had been classified as a discontinued operation as of January 1, 2004. Discontinued operations are more fully discussed in Note 2.

Results for the quarter ended June 30, 2005 included $1.5 million of expense related to the substantial modification of our term debt facility, which is more fully discussed in Note 6.

Included in the results for the quarter ended June 30, 2004 and September 30, 2004 were non-cash compensation charges of $8,401 and $303, respectively, associated with stock compensation granted in 2004 that vested immediately. The effective income tax rate from continuing operations increased from 38% in the first two quarters of 2004 to 64% in the quarter ended September 30, 2004 and 48% in the quarter ended December 31, 2004 due to the recording of stock compensation in the third quarter that resulted in a permanently lower income tax deduction compared to the related compensation expense recorded for financial statement purposes. The effect of this change in estimate was to reduce income from continuing operations and net income in the quarter ended September 30, 2004 by approximately $900.

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

/s/ Ernst & Young LLP

Baltimore, Maryland

March 13, 2006

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Combined Balance Sheet

December 31, 2002

(Dollar amounts in thousands)

Assets
Current assets:
Cash and cash equivalents	$4,909
Receivables:
Accounts receivable	34,935
Notes receivable	712

35,647
Allowance for doubtful accounts	(3,344)

32,303
Inventory	2,268
Prepaid expenses and other current assets	2,512
Assets of discontinued operations held for sale	731

Total current assets	42,723

Property and equipment:
Furniture and fixtures	25,470
Computer equipment and software	13,338
Leasehold improvements	11,149

49,957
Accumulated depreciation	(27,522)

22,435
Goodwill	68,850
Net non-current assets of discontinued operations held for sale	609
Other assets	3,349

Total assets	$137,966

Liabilities and owner’s equity
Current liabilities:
Accounts payable and accrued expenses	10,959
Accrued compensation and related benefits	6,368
Deferred revenue	18,609
Liabilities of discontinued operations held for sale	1,183
Other current liabilities	30

Total current liabilities	37,149

Deferred income taxes	2,408
Other liabilities	263
Net long-term liabilities of discontinued operations held for sale	250

Total liabilities	40,070
Owner’s equity:
Owner’s net investment	99,385
Accumulated other comprehensive loss	(1,489)

Total owner’s equity	97,896

Total liabilities and owner’s equity	$137,966

See accompanying notes to combined financial statements.

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Combined Statements of Operations

(Dollar amounts in thousands)

	Six Months Ended June 30, 2003	Year Ended December 31, 2002
Revenues
Learning Center:
Company-owned centers	$60,762	$105,722

Franchise services	19,151	33,381
Net product sales	4,503	9,299

Total Learning Center	84,416	148,402
Catapult Learning	39,922	67,894

Total revenues	124,338	216,296

Costs and expenses
Instructional and franchise operations costs	81,070	147,781
Marketing and advertising	9,807	18,546
Cost of goods sold	2,358	6,171
Depreciation and amortization of other intangible assets	3,955	7,836
Allocated indirect overhead costs	6,433	13,058

Total costs and expenses	103,623	193,392

Operating income	20,715	22,904

Other income (expense)
Loss on sale of assets	(9)	(306)
Other income	21	126

Income from continuing operations before income taxes	20,727	22,724

Income tax expense	(9,945)	(14,016)

Income from continuing operations	10,782	8,708
Loss from discontinued operations	(3,858)	(6,264)

Net income	$6,924	$2,444

See accompanying notes to combined financial statements.

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Combined Statements of Owner’s Equity

(Dollar amounts in thousands)

	Owner’s Net Investment	Accumulated Other Comprehensive Income (Loss)	Total Owners’ Equity
Balance at December 31, 2001	$84,029	$(5,991)	$78,038
Activity in Laureate net investment before net income – see Note 4	12,912	—	12,912
Comprehensive income:
Net income for 2002	2,444	—	2,444
Other comprehensive income - foreign currency translation adjustment	—	4,502	4,502

Total comprehensive income	2,444	4,502	6,946

Balance at December 31, 2002	99,385	(1,489)	97,896

Activity in Laureate net investment before net income – see Note 4	(15,254)	—	(15,254)
Comprehensive income:
Net income for six months ended June 30, 2003	6,924	—	6,924
Other comprehensive income - foreign currency translation adjustment	—	2,425	2,425

Total comprehensive income	6,924	2,425	9,349

Balance at June 30, 2003	$91,055	$936	$91,991

See accompanying notes to combined financial statements.

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Combined Statements of Cash Flows

(Dollar amounts in thousands)

	Six months ended June 30, 2003	Year ended December 31, 2002
Operating activities
Income from continuing operations	$10,782	$8,708
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation	3,574	7,098
Amortization	381	738
Bad debt expense	358	2,427
Other non-cash items	1,254	1,185
Changes in operating assets and liabilities:
Receivables	3,829	(9,328)
Prepaid expenses and other current assets	1,923	185
Inventory	472	1,056
Payables and accrued expenses	1,945	5,316
Accrued compensation and related benefits	386	(1,935)
Deferred revenue	2,908	7,077
Other current liabilities	5	(1,310)

Net cash provided by continuing operations	27,817	21,217

Loss from discontinued operations	(3,858)	(6,264)
Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
Changes in operating assets and liabilities	(1,863)	358
Depreciation and other non-cash items	354	245

Net cash used in operations of discontinued operations	(5,367)	(5,661)

Net cash provided by operating activities	22,450	15,556
Investing activities
Purchase of property and equipment	(2,308)	(7,121)
Cash paid for acquired businesses, net of cash received	(354)	(21,825)
Payment of contingent consideration for prior period acquisitions	—	—
Increase in other assets	(473)	(1,146)
Net investing activities of discontinued operations	(683)	(130)

Net cash used in investing activities	(3,818)	(30,222)
Financing activities
Proceeds from exercises of stock options	—	5
Net contribution (distribution) from/to owner	(14,745)	12,703
Payments on debt	(133)	(123)

Net cash provided by (used in) financing activities	(14,878)	12,585
Effects of exchange rate changes on cash	4	636

Net (decrease) increase in cash and cash equivalents	3,758	(1,445)
Cash and cash equivalents at beginning of period	5,416	6,861

Cash and cash equivalents at end of period	$9,174	$5,416

Included in balance sheet caption:
Cash and cash equivalents	$9,194	$4,909
Assets of discontinued operations held for sale	$(20)	$507

See accompanying notes to combined financial statements.

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

Notes to Combined Financial Statements

(Dollar amounts in thousands)

1. Description of Business

The Laureate pre-K-12 Business (the “Company”), a component of Laureate Education, Inc. (formally known as Sylvan Learning Systems, Inc.) (“Laureate”), is a leading branded supplemental education services provider to pre-kindergarten through twelfth grade, or pre-K-12, students. The Company operates through two business segments, summarized as follows:

•	The Learning Center segment develops and delivers trusted, personalized tutoring programs primarily through a network of more than 1,000 franchised and company-owned learning centers in North America operated under the Sylvan brand name, and more than 940 European franchised and company-owned learning centers operated under the Schülerhilfe brand name. The Learning Center segment offers online instruction in participating franchised and company-owned territories through Sylvan Online.

•	The Catapult Learning segment provides tutoring, as well as other supplemental education services and special-needs services, to public and private schools through government-funded contracts under the Catapult Learning and other brand names.

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

On September 20, 2004, Educate, Inc. sold its subsidiary Connections Academy, Inc., an operator of K-8 virtual public and charter schools. In addition, on October 27, 2005 Educate committed to sell its Education Station business, which delivers site-based No Child Left Behind services to public schools. As a result, the accompanying combined financial statements of the predecessor to Educate, Inc. present the results of operations of Connections Academy and Education Station as discontinued operations. See also Note 6.

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

Goodwill

Goodwill is initially measured as the excess of the cost of an acquired business over the fair value of the identifiable net assets acquired. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Under Statement 142, goodwill is no longer amortized, but rather is subject to impairment tests annually or whenever an impairment indicator is identified.

Under Statement 142, the goodwill impairment test involves a two-step approach. Under the first step, the Company determines the fair value of each reporting unit to which goodwill has been assigned. The reporting units of the Company for purposes of the impairment test are the Company’s operating segments, as these are the components of the business for which discrete financial information is available and segment management regularly reviews the operating results of those components. The Company then compares the fair value of each reporting unit to its carrying value, including goodwill. The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. The Company then compares the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss equal to the difference.

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

Catapult Learning

Revenue from the Catapult Learning segment consists principally of revenue from contracts with school districts receiving funds under federal and state-based programs. For contracts that specify a fixed fee per student for educational services over a stated period, revenue is recognized ratably over the contractual service period. Other contracts in this segment compensate the Company for services on an hourly basis. Revenue recorded for these contracts is recorded as services are rendered at the specified hourly rate. Billings under contracts with school districts generally specify monthly billings of service fees. Revenue recognized in advance of billings is recorded as accounts receivable.

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

The Company has computed pro forma net income as if Laureate had accounted for stock options using the Black-Scholes option-pricing model prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Black Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are freely tradable. In addition, option-pricing models require the input of highly subjective assumptions, including stock price volatility. Because Laureate’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards.

The following assumptions were used in calculating pro forma stock compensation expense:

	Six Months Ended June 30, 2003	Year Ended December 31, 2002
Risk-free interest rate (range)	2.48%-3.02%	4.01%-4.52%
Expected dividend yield	0.00%	0.00%
Expected life	5 years	5 years
Expected volatility	54.0%	51.1%

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

Allocated indirect overhead consists principally of the following:

•	Corporate human resources, including labor relations, payroll and training;

•	Finance, accounting, legal and administration;

•	Tax services, including tax return preparation;

•	Investor relations; and

•	Information management services.

Income taxes have been allocated to the Company based on the separate return method, described more fully in Note 1.

The following table summarizes the components of the changes in owner’s net investment during the periods presented.

	Six Months Ended June 30, 2003	Year ended December 31, 2002
Owner’s net investment, beginning of period	$99,385	$84,029
Net cash flows of the Company maintained by Laureate in centralized cash management accounts	(37,721)	(54,998)
Contributions by Laureate to capital of combined subsidiaries	5,078	14,368
Payments by Laureate for acquisitions	354	21,825
Payments by Laureate for property and equipment	2,392	6,850

Change in Laureate net investment before expense allocations and net income (loss)	(29,897)	(11,955)
Allocated indirect overhead costs	6,433	13,058
Allocated income taxes	8,210	11,809
Net income (loss)	6,924	2,444

Owner’s net investment, end of period	$91,055	$99,385

Average owner’s net investment during period	$92,123	$96,521

5. Goodwill

The change in the carrying amount of goodwill for the year ended December 31, 2002 by reportable business segment is as follows:

	Learning Center	Catapult Learning	Total
Balance at January 1, 2002	43,681	1,447	45,128
Foreign currency translation adjustment	(1,334)	—	(1,334)
Acquisitions	25,056	—	25,056

Goodwill at December 31, 2002	$67,403	$1,447	$68,850

6. Discontinued Operations

On October 27, 2005, Educate announced its intention to sell its Education Station business, which delivers site-based No Child Left Behind services to public schools. Education Station is a component unit within the Catapult Learning operating segment. The sale of Education Station is expected to realize value from Educate’s development efforts while also allowing management to focus attention on the opportunities available in the Learning Center and remaining Catapult Learning businesses.

On September 20, 2004, Educate sold the common stock of its subsidiary Connections Academy, Inc. Connections Academy, which commenced operations in 2002, is an operator of K-8 virtual public and charter schools. At December 31, 2002, the net assets held for sale of the discontinued operation were $254, consisting of $1,233 of assets and $979 of liabilities.

The operations of Connections Academy and Education Station have been classified as discontinued operations in the accompanying statements of operations. The operations and cash flows of this component were or will be eliminated from the ongoing operations of Educate as a result of the disposal transactions and Educate will not have any significant continuing involvement in the operations after the disposal transactions.

Summarized operating results from the discontinued operations are as follows:

Education Station	Six Months Ended June 30, 2003	Year ended December 31, 2002
Revenues	$3,496	$15

Loss from operations of discontinued operations before income taxes	(2,505)	(3,087)
Income tax expense	1,002	1,235

Loss from discontinued operations	$(1,503)	$(1,852)

Connections Academy	Six Months Ended June 30, 2003	Year ended December 31, 2002
Revenues	$914	$650

Loss from operations of discontinued operations before income taxes	(2,355)	(4,412)
Income tax expense	—	—

Loss from discontinued operations	$(2,355)	$(4,412)

Assets and liabilities of the discontinued operations were as follows at December 31, 2002:

	Education Station	Connections Academy	Total
Current assets	$39	$692	$731
Property and equipment, net	68	496	564
Other long-term assets	—	45	45
Current liabilities	(454)	(729)	(1,183)
Long-term liabilities	—	(250)	(250)

Net assets of discontinued operations	$(347)	$254	$(93)

7. Leases

The Company conducts significant operations from leased facilities. These facilities include office locations, warehouse space and company-owned learning centers. The terms of substantially all of these leases are five years or less. The Company also leases certain equipment under non-cancelable operating leases, substantially all of which are for terms of 36 months or less.

Future minimum lease payments, by year and in the aggregate, under all non-cancelable operating leases are as follows at December 31, 2002:

Years ending December 31:
2003	$11,454
2004	9,464
2005	7,102
2006	4,286
2007	3,080
Thereafter	56

Total	$35,442

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

10. Income Taxes

Significant components of income tax expense from continuing operations are as follows:

	Six Months Ended June 30, 2003	Year Ended December 31, 2002
Current:
U.S. Federal	$10,347	$11,729
Foreign	158	9
U.S. state	1,473	1,609

	11,978	13,347

Deferred:
U.S. Federal	(2,612)	(115)
Foreign	952	800
U.S. state	(373)	(16)

	(2,033)	669

Total income tax expense	$9,945	$14,016

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

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2002 are summarized as follows:

Deferred tax assets:
Net operating loss carryforwards	$13,963
Deferred revenue	5,005
Allowance for doubtful accounts	1,604
Deferred compensation	341
Non-deductible reserves	832
Other	34

Total deferred tax assets	21,779
Deferred tax liabilities:
Depreciation	3,277
Amortization of intangible assets	3,591
Deferred income	112
Unbilled receivables	802

Total deferred tax liabilities	7,782

Net deferred tax assets	13,997
Valuation allowance for net deferred tax assets	(13,579)

Net deferred tax asset	$418

Included in the accompanying balance sheet as:

Components of owner’s net investment	$2,826
Long-term deferred tax liability	(2,408)

Net deferred tax asset	$418

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

The reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal statutory tax rate of 35% to income from continuing operations is as follows:

	Six Months Ended June 30, 2003	Year ended December 31, 2002
Tax expense at U.S. statutory rate	$7,255	$7,953
Permanent differences	62	196
State income tax expense, net of federal tax effect	660	1,114
Tax effect of foreign income taxed at higher rate	236	20
Change in valuation allowance	1,732	4,733

Total tax expense	$9,995	$14,016

11. Stock Option Plans

The Company’s employees participated in the stock option plans of Laureate. These plans generally allow for the granting of options to purchase shares of common stock to selected employees of the Company at a price not less than the estimated fair value of the common stock at the date of the grant. All options expire 10 years after the date of the grant.

The following table summarizes the stock option activity of the Company (shares in thousands):

	Options	Weighted Average Exercise Price
Outstanding – January 1, 2002	3,376	$18.34
Granted	212	23.53
Exercised	(286)	11.38
Forfeited	(202)	21.74

Outstanding – December 31, 2002	3,100	19.11
Granted	25	14.18
Exercised	(65)	14.35
Forfeited	(58)	21.32

Outstanding – June 30, 2003	3,002	$19.16

Exercisable – December 31, 2002	2,391	$19.09

Exercisable – June 30, 2003	2,498	$19.12

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2002	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Exercisable as of December 31, 2002	Weighted Average Exercise Price
$ 3.48 - $ 6.08	267	$4.69	0.6	267	$4.69
$ 6.78 - $13.11	279	$10.77	5.1	166	$9.46
$13.55 - $19.77	1,119	$14.86	4.9	829	$14.45
$20.82 - $32.38	1,435	$26.77	5.7	1,129	$27.33

12. Business and Geographic Segment Information

The Company is organized on the basis of educational services provided. The Company’s segments are business units that offer distinct services. The segments are managed separately as they have different customer bases and delivery channels. Reportable segments are as follows:

•	Learning Center provides personalized instructional services to students of all ages and skill levels through its network of franchised and company-owned learning centers. This segment includes the Sylvan Learning Center network and the Schülerhilfe network.

•	Catapult Learning provides educational programs to students of public and non-public school districts through contracts funded by Federal and State-based programs.

The Company evaluates performance and allocates resources based on operating income before allocated indirect overhead costs. There are no significant intercompany sales or transfers.

The following table sets forth information on the Company’s reportable segments:

Six Months ended June 30, 2003	Learning Center	Catapult Learning	Total
Revenues	$84,416	$39,922	$124,338

Segment profit before depreciation and amortization	22,214	9,421	31,635
Depreciation and amortization	(2,400)	(1,428)	(3,828)

Segment profit	$19,814	$7,993	$27,807

Segment assets	$105,137	$22,210	$127,347
Total expenditures for additions to long-lived assets	2,824	790	3,614

Year ended December 31, 2002	Learning Center	Catapult Learning	Total
Revenues	$148,402	$67,894	$216,296

Segment profit before depreciation and amortization	29,851	14,072	43,923
Depreciation and amortization	(5,064)	(1,675)	(6,739)

Segment profit	$24,787	$12,397	$37,184

Segment assets	$96,364	$31,071	$127,435
Total expenditures for additions to long-lived assets	28,552	384	28,936

The following tables reconcile the reported information on segment profit to income from continuing operations before income taxes reported in the combined statements of operations:

	Six Months ended June 30, 2003	Year ended December 31, 2002
Segment profit	$27,807	$37,184
Corporate depreciation and amortization	(659)	(1,222)
Other income (expense)	12	(180)
Allocated indirect overhead costs	(6,433)	(13,058)

Income from continuing operations before income taxes	$20,727	$22,724

The following table reconciles segment assets to total assets at December 31, 2002:

Total assets for reportable segments	$127,435
Unallocated corporate assets	9,191
Assets of discontinued operations held for sale	1,340

Total assets	$137,966

Revenue by geographic area is as follows:

	Six Months ended June 30, 2003	Year ended December 31, 2002
United States	$111,636	$197,645
Other	12,702	18,651

Consolidated total	$124,338	$216,296

Revenues are attributed to countries based on the location of the customer. No country other than the United States represents more than 10% of combined revenues. Substantially all long-lived assets are held in the United States.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in accountants, disagreements, or other events requiring disclosure under this Item.

Item 9A. Controls and Procedures.

The Company’s management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that the Company files or submits under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s businesses except for Hooked on Phonics, a business acquired on February 8, 2005. Total and net assets for Hooked on Phonics represent 5.7% and 9.1%, respectively, of the related consolidated financial statement amounts as of December 31, 2005 and revenues and net income for Hooked on Phonics represent 6.9% and 22.0%, respectively, of the related consolidated financial statement amounts for the year ended December 31, 2005.

Ernst & Young LLP, the Company’s independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting and, based on that audit, issued the report set forth on the following page.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management, including the principal executive and principal financial officers, has evaluated any changes in the internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended December 31, 2005.

On February 8, 2005, the Company acquired Hooked on Phonics. During the quarterly period ended December 31, 2005, Hooked on Phonics’ processes and systems were discrete and did not significantly impact internal controls over financial reporting at the Company’s other businesses. The Company’s management performed due diligence procedures associated with the acquisition of Hooked on Phonics. During these due diligence procedures and in the quarterly periods after the acquisition, the Company’s management found no significant deficiencies or material weaknesses in the design of Hooked on Phonics’ internal controls over financial reporting.

There were no other changes in the Company’s internal controls over financial reporting during the quarterly period ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Ernst & Young LLP

Independent Registered Public Accounting Firm

On Internal Control over Financial Reporting

The Board of Directors and Stockholders

Educate, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Educate, Inc. maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Educate Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of its Hooked on Phonics business, acquired on February 8, 2005, which is included in the 2005 consolidated financial statements of Educate, Inc. and constituted 5.7% and 9.1% of total and net assets, respectively, as of December 31, 2005 and 6.9% and 22.0% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Educate, Inc. also did not include an evaluation of the internal control over financial reporting of Educate, Inc.’s Hooked on Phonics business.

In our opinion, management’s assessment that Educate, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Educate, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Educate, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004 and the period from June 30, 2003 (date of inception) through December 31, 2003 and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 13, 2006

Item 9B. Other Information.

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding our directors and executive officers as of March 16, 2006.

Name	Age	Position(s)
R. Christopher Hoehn-Saric	43	Chief Executive Officer; Chairman of the Board of Directors
Peter J. Cohen	51	President, Chief Operating Officer, President (acting) Learning Center segment
Kevin E. Shaffer	43	Chief Financial Officer
Jeffrey H. Cohen	40	President, Catapult Learning segment
Christopher Paucek	35	President, Educate Products
C. Alan Schroeder	48	General Counsel, Secretary
Douglas L. Becker	40	Director
Laurence Berg	39	Director
Michael F. Devine, III	47	Director
David W. Hornbeck	64	Director
Cheryl Krongard	50	Director
Aaron Stone	33	Director
Raul Yzaguirre	66	Director

R. Christopher Hoehn-Saric became our Chief Executive Officer in July 2003 and Chairman of our Board of Directors in April 2004. From February 2000 until July 2003, Mr. Hoehn-Saric was Chairman and Chief Executive Officer of Ventures, the incubator subsidiary of our predecessor, Sylvan Learning Systems, Inc., which is now known as Laureate Education, Inc. (“Laureate”). He served as Chairman of the Board of Sylvan Learning Systems, Inc. from April 1993 until February 2000 and as co-Chief Executive Officer of Sylvan Learning Systems, Inc. from December 1995 until February 2000. He also served as Sylvan Learning Systems, Inc. President from 1988 to 1993. He was a member of Sylvan Learning Systems, Inc.’s Board of Directors from 1986 through July 2003 and has been a member of Laureate’s Board of Directors since July 2003.

Peter J. Cohen became our President and Chief Operating Officer in July 2003. In January 2005 he also became President of the Learning Center segment of our Company. From February 2000 until July 2003, Mr. Cohen was President and Chief Operating Officer of Sylvan Learning Systems, Inc., which is now known as Laureate Education, Inc. Mr. Cohen joined Sylvan Learning Systems, Inc. in 1996 as President of the Sylvan Learning Centers division. From 1994 to 1996, Mr. Cohen served as Chief Executive Officer of The Pet Practice, Inc., a national chain of branded pet hospitals.

Kevin E. Shaffer became our Chief Financial Officer in July 2003. From June 1999 until July 2003 Mr. Shaffer served as Vice President of Finance and Corporate Controller of Sylvan Learning Systems, Inc., which is now known as Laureate Education, Inc. Prior to joining Sylvan Learning Systems, Inc., Mr. Shaffer was an executive with Ernst & Young LLP, providing audit and consulting services to clients in a variety of industries from 1984 to 1999.

Jeffrey H. Cohen became the President of Catapult Learning in July 2003. He previously served in that role with Sylvan Learning Systems, Inc., which is now known as Laureate Education, Inc., from August 2001 to July 2003. Prior to joining Sylvan Learning Systems, Inc., from February 1998 until July 2001, Mr. Cohen was with Prometric, Inc., a provider of computer-based assessment and examination services, serving first as the Vice President of Prometric’s Academic, Professional and Corporate Services Business Unit and later as the Senior Vice President for Business Unit Management. Mr. Cohen also served as a political appointee in the Clinton Administration.

Christopher (Chip) Paucek joined Educate, Inc. in July 2004. Mr. Paucek has served as President of Educate Products since November 2005. From January 2005 to November 2005 Mr. Paucek was General Manager of Hooked on Phonics and from July 2004 to January 2005 he was Vice President of Corporate Business Development for Educate, Inc. From January 2004 to November 2004, Mr. Paucek was Deputy Campaign Manager of U.S. Senator Barbara Mikulski’s 2004 re-election campaign. In December 1993, Mr. Paucek founded Cerebellum Corporation and served as Co-Chief Executive Officer from then until January 2004. Cerebellum Corporation sold products under the Cerebellum and Standard Deviants brands and produced, among other things, the PBS television series Standard Deviants.

C. Alan Schroeder became our General Counsel and Secretary in August 2004. Previously, Mr. Schroeder was Of Counsel to Piper Rudnick LLP from May 2002 to August 2004. From March 1994 to January 2002, Mr. Schroeder was Executive Vice President – General Counsel and Secretary of Prime Retail, Inc., an owner of shopping centers. On September 12, 2000, Mr. Schroeder was elected director and officer of E-Outlets Resolution Corporation, a subsidiary of Prime Retail, Inc., for the sole purpose of executing the bankruptcy filings of E-Outlets Resolution Corporation, which had ceased operations on April 4, 2000. The bankruptcy petition was filed November 6, 2000.

Douglas L. Becker has served as one of our directors since September 2004. Since February 2000, Mr. Becker has been the Chairman and Chief Executive Officer of Laureate Education, Inc., which was known prior to May 2004 as Sylvan Learning Systems, Inc. (together, “Laureate”). Previously, Mr. Becker served as President and co-Chief Executive Officer of Laureate since April 1993. From February 1991 until April 1993, Mr. Becker was the Chief Executive Officer of the Sylvan Learning Center Division of Laureate. Mr. Becker also serves as a director of Constellation Energy Corporation.

Laurence Berg has served as one of our directors since March 2003 and served as Chairman of our Board of Directors from March 2003 to April 2004. Mr. Berg is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds. He has worked at Apollo since 1992. Prior to joining Apollo, Mr. Berg was a member of the Mergers and Acquisition Group at Drexel Burnham Lambert. Mr. Berg is on the Founder’s Circle of the Fulfillment Fund, a youth mentoring and college scholarship charity. Mr. Berg is also a director of Goodman Global Holdings, Hayes Lemmerz International, Inc., Rent-A-Center, Inc., and Resolution Performance Products.

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

David W. Hornbeck has served as one of our directors since September 2004. With support from the Hewlett Foundation, Mr. Hornbeck is designing a national advocacy initiative for public education. From October 2003 to December 31, 2004, Mr. Hornbeck was President and Chief Executive Officer of the International Youth Foundation (“IYF”), a public foundation dedicated to bringing resources and attention to the needs of young people around the world. From 2000 to 2003, Mr. Hornbeck was self-employed as a writer and consultant. Previously, Mr. Hornbeck served as Superintendent of the Philadelphia Public Schools for six years and State Superintendent of Schools in Maryland for 12 years. Mr. Hornbeck is Chairman of the Board of the Public Education Network and previously served as Board Chairman of the Carnegie Foundation for the Advancement of Teaching and the Children’s Defense Fund.

Cheryl Krongard has served as one of our directors since June 2004. Ms. Krongard is a private investor. Ms. Krongard is a former partner of Apollo Advisors, L.P., where she worked from 2002 until 2004. Ms. Krongard was the Chief Executive Officer of Rothschild Asset Management from 1995 to 2000. She served as Senior Managing Director for Rothschild North America from 1993 until 2000. Ms. Krongard is a director of US Airways Group, Inc. and Legg Mason, Inc. She is a Governor of the Iowa State University Board of Governors. Ms. Krongard is also a member of the Dean’s Advisory Council, Iowa State University College of Business. She is a director of the Investment Committee for the Iowa State University Foundation. She is Trustee of the Mount Sinai Medical Center.

Aaron Stone has served as one of our directors since April 2004. Mr. Stone is a partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds. Mr. Stone has worked at Apollo since 1997. Prior to joining Apollo, Mr. Stone was a member of the Mergers and Acquisition Group at Smith Barney, Inc. Mr. Stone is also a director of AMC Entertainment Inc., Hughes Communications, Inc., Intelsat, Ltd., and Skyterra Communications.

Raul Yzaguirre has served as one of our directors since September 2004. Mr. Yzaguirre is the Presidential Professor of Practice for Community Development and Civil Rights at Arizona State University. Mr. Yzaguirre resigned on January 1, 2005 from the post of President and Chief Executive Officer of National Council of LaRaza, a community development and public policy organization, a capacity in which he served since 1974. Mr. Yzaguirre is also a past Chairperson of the Independent Sector, a nonprofit coalition of over 850 corporate, foundation and voluntary organizations. He is a director of AARP Services, Inc. and the Council of Better Business Bureaus.

Other information required by this item is incorporated by reference to the information to be set forth in the Proxy Statement relating to the 2006 Annual Meeting of Stockholders which will be filed on or before April 30, 2006.

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

Item 11. Executive Compensation.

Information required by this item is incorporated by reference to the information to be set forth in the Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference to the information to be set forth in the Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

Information required by this item is incorporated by reference to the information to be set forth in the Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services.

Information required by this item is incorporated by reference to the information to be set forth in the Proxy Statement relating to the 2006 Annual Meeting of Stockholders.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements

The financial statements filed as a part of this report are included in the Index to the Financial Statements under Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

The following consolidated financial statement schedules of Educate, Inc. and subsidiaries and the Laureate pre-K-12 Business (Predecessor to Educate, Inc.) are included in Item 15(a):

Educate, Inc.

Schedule I—Condensed Financial Information of Registrant

Schedule II—Valuation and Qualifying Accounts

Laureate pre-K-12 Business (Predecessor to Educate, Inc.)

Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement among Educate, Inc., Educate Operating Company, LLC, Apollo Sylvan, LLC, Apollo Sylvan II, LLC, Sylvan Learning Systems, Inc., Sylvan Ventures, L.L.C. and Apollo Management IV, L.P., dated as of March 10, 2003. (1)

2.2	Amendment No. 1 to Asset Purchase Agreement among Educate, Inc., Educate Operating Company, LLC, Apollo Sylvan, LLC, Apollo Sylvan II, LLC, Sylvan Learning Systems, Inc., Sylvan Ventures, L.L.C. and Apollo Management IV, L.P., dated as of June 30, 2003. (1)

3.1	Amended and Restated Certificate of Incorporation of Educate, Inc., a Delaware corporation. (2)

3.2	Amended and Restated By-Laws of Educate Inc., a Delaware corporation. (1)

3.3	Specimen of stock certificate for common stock. (1)

4.1	Form of Registration Rights Agreement, by and among Educate, Inc., and certain of its stockholders. (1)

10.1	$170,000,000 Amended and Restated Credit Agreement, dated as of April 28, 2005, among Educate Operating Company, LLC, the several banks and other financial institutions party thereto, Merrill Lynch Capital, as documentation agent and JPMorgan Chase Bank, N.A. as administrative agent. (3)

10.2	First Amendment, dated as of April 28, 2005, to the Guarantee and Collateral Agreement, dated as of April 27, 2004, among Educate, Inc., Educate Operating Company, LLC and the other guarantors party thereto in favor of JPMorgan Chase Bank, N.A. as administrative agent for the banks and other financial institutions party to the Amended and Restated Credit Agreement. (3)

10.3	Sublease, dated as of June 30, 2003, between Sylvan Learning Systems, Inc. and Educate Operating Company, LLC, for the property located at 1001 Fleet Street, Baltimore, Maryland 21202. (1)

10.4	Sublease, dated as of June 30, 2003, between Sylvan Learning Systems, Inc. and Educate Operating Company, LLC, for the property located at 506 S. Central, Baltimore, Maryland 21202. (1)

10.5	Shared Services Agreement, dated June 30, 2003, between Sylvan Learning Systems, Inc. and Educate Operating Company, LLC. (1)

10.6	Patent License Agreement, dated as of June 30, 2003, between Sylvan Learning Systems, Inc. and Educate, Inc. (1)

10.7	Employment Agreement of Christopher Hoehn-Saric, dated June 30, 2003. (1)

10.8	Indemnification Agreement between Educate, Inc. and Christopher Hoehn-Saric, dated June 30, 2000. (1)

10.9	Stock Subscription Agreement, dated June 30, 2003 among the stockholders party thereto and Educate, Inc. (1)

10.10	Stock Subscription Agreement, dated June 30, 2003 among Apollo Sylvan, LLC, Apollo Sylvan II, LLC and Educate, Inc. (1)

10.11	Educate, Inc. 2003 Omnibus Stock Incentive Plan. (1)

10.12	Indemnification Agreement. (1)

10.13	Nominating Agreement, dated as of July 26, 2004, among Educate, Inc., Apollo Sylvan, LLC and Apollo Sylvan II, LLC. (1)

10.14	Educate, Inc. 2004 Omnibus Stock Incentive Plan. (4)

10.15	Form of Employee Option Grant Agreement. (5)

10.16	Form of Director Option Grant Agreement. (5)

21.1	List of Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31(i).1	Certification of R. Christopher Hoehn-Saric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i).2	Certification of Kevin E. Shaffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of R. Christopher Hoehn-Saric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin E. Shaffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-115496).
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed on September 22, 2004.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-121244).
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATE, INC.

By:	/s/ Kevin E. Shaffer
Kevin E. Shaffer
Chief Financial Officer

Date:	March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on March 16, 2006.

Signature	Capacity

/s/ R. Christopher Hoehn-Saric	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
R. Christopher Hoehn-Saric

/s/ Kevin E. Shaffer	Chief Financial Officer (Principal Financial and Accounting Officer)
Kevin E. Shaffer

/s/ Douglas L. Becker	Director
Douglas L. Becker

/s/ Laurence Berg	Director
Laurence Berg

/s/ Michael F. Devine, III	Director
Michael F. Devine, III

/s/ David W. Hornbeck	Director
David W. Hornbeck

/s/ Cheryl Krongard	Director
Cheryl Krongard

/s/ Aaron Stone	Director
Aaron Stone

/s/ Raul Yzaguirre	Director
Raul Yzaguirre

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, ON FINANCIAL STATEMENT SCHEDULES OF EDUCATE, INC.

The Board of Directors and Stockholders

Educate, Inc.

We have audited the consolidated financial statements of Educate, Inc. as of December 31, 2005 and 2004, and for the period from June 30, 2003 (date of inception) through December 31, 2003 and have issued our report thereon dated March 13, 2006 (included elsewhere in the Annual Report on Form 10-K). Our audit also included the financial statement schedules listed in the index at Item 15(a)(2). These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 13, 2006

Schedule I — Condensed Financial Information of Registrant

Educate, Inc.

Condensed Balance Sheets

(Dollar amounts in thousands)

	December 31, 2005	December 31, 2004
Assets
Investment in and advances to subsidiaries	$211,708	$197,701

Total assets	$211,708	$197,701

Stockholders’ equity
Common stock	$427	$426
Additional paid in capital	192,608	191,002
Retained earnings	18,212	2,807
Accumulated other comprehensive income	461	3,466

Total stockholders’ equity	$211,708	$197,701

See accompanying notes to condensed financial information of registrant.

Schedule I — Condensed Financial Information of Registrant (Continued)

Educate, Inc.

Statements of Income and Cash Flows

(Dollar amounts in thousands)

Statements of Income

	Year ended December 31, 2005	Year ended December 31, 2004	Period from June 30, 2003 (date of inception) through December 31, 2003
Revenues	$—	$—	$—
Interest expense	—	(2,134)	(3,327)

Loss before income taxes and equity in net income of consolidated subsidiaries	—	(2,134)	(3,327)
Income tax benefit	—	896	1,418

Loss before equity in net income of consolidated subsidiaries	—	(1,238)	(1,909)
Equity in net income of consolidated subsidiaries	15,405	7,650	3,610

Net income	$15,405	$6,412	$1,701

Statements of Cash Flows

Operating activities
Net income	$15,405	$6,412	$1,701
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(15,405)	(7,650)	(3,610)
Excess tax benefits of exercised options	577	126
Change in interest payable	—	(3,327)	3,327

Net cash (used in) provided by operating activities	577	(4,439)	1,418

Investing activities
Net investment in and advances to subsidiary	(1,144)	20,198	(31,418)

Net cash provided by (used in) investing activities	(1,144)	20,198	(31,418)

Financing activities
Issuance of common stock for cash upon formation	—	—	30,000
Proceeds from exercise of options	567	552	—
Proceeds from issuance of common stock, less cash paid for direct costs of issuance of $7,317	—	47,689	—
Dividend paid	—	(9,000)	—
Payment of debt	—	(55,000)	—

Net cash (used in) provided by financing activities	567	(15,759)	30,000

Cash and net change in cash	$—	$—	$—

See accompanying notes to condensed financial information of registrant.

Schedule I — Notes to Condensed Financial Information of Registrant (Continued)

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

Schedule II — Valuation and Qualifying Accounts

Educate, Inc.

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charges to Sales or Expenses	Recorded for Acquired Businesses	Charges to Other Accounts (1)	Deductions (2)	Balance at End of Period
Period from June 30, 2003 (date of inception) through December 31, 2003
Allowance for doubtful accounts	$—	$1,101	$4,469	$—	$(1,500)	$4,070
Deferred tax asset valuation account	—	78	—	—	—	78

Year Ended December 31, 2004
Allowance for doubtful accounts	4,070	622	—	46	(1,232)	3,506
Deferred tax asset valuation account	78	223	—	—	—	301

Year Ended December 31, 2005
Allowance for accounts receivable	3,506	3,628	277	7	(2,195)	5,222
Deferred tax asset valuation account	301	268	—	—	—	569

(1)	For the year ended December 31, 2005, consist of foreign currency translation adjustments.
(2)	Uncollectible accounts written-off, net of recoveries and product sales.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM,

ON FINANCIAL STATEMENT SCHEDULE OF LAUREATE PRE-K-12 BUSINESS

(PREDECESSOR TO EDUCATE, INC.)

The Board of Directors and Stockholders

Educate, Inc.

We have audited the combined financial statements of the Laureate pre-K-12 Business (Predecessor to Educate, Inc.) as of December 31, 2002, and for the year ended December 31, 2002 and the six months ended June 30, 2003, and have issued our report thereon dated March 13, 2006 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in the index at Item 15 (a)(2). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 13, 2006

Schedule II — Valuation and Qualifying Accounts

Laureate pre-K-12 Business

(Predecessor to Educate, Inc.)

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charges to Costs and Expenses	Recorded for Acquired Businesses	Charges to Other Accounts	Deductions (1)	Balance at End of Period
Six Months Ended June 30, 2003
Allowance for doubtful accounts	$3,344	$240	$—	$—	$(793)	$2,791
Deferred tax asset valuation account	13,579	1,736	—	—	—	15,315

Year Ended December 31, 2002
Allowance for doubtful accounts	1,233	2,564	—	—	(453)	3,334
Deferred tax asset valuation account	8,706	4,873	—	—	—	13,579

(1)	Uncollectible accounts written-off, net of recoveries.