Form 10-Q
period 2006-03-31
EDUCATE INC
filed 2006-05-09
CIK 1286862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

The registrant had 42,912,933 shares of common stock outstanding as of May 5, 2006.

EDUCATE, INC.

Educate, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,128	$2,414

Receivables:
Accounts receivable	48,514	44,756
Notes receivable	152	140

	48,666	44,896
Allowances	(4,206)	(4,494)

	44,460	40,402
Finished goods inventory	11,171	11,685
Prepaid expenses and other current assets	5,080	5,204
Other receivables	5,667	5,667
Deferred income taxes	24	24
Assets of discontinued operations held for sale	23,808	8,540

Total current assets	99,338	73,936

Property and equipment:
Furniture and fixtures	5,137	5,190
Education materials	4,230	3,950
Computer equipment and software	11,832	10,770
Leasehold improvements	16,408	14,013

	37,607	33,923
Accumulated depreciation and amortization	(16,596)	(14,854)

	21,011	19,069
Intangible assets:
Goodwill	92,483	92,077
Tradenames	148,154	147,894
Franchise license rights	91,621	90,590
Other intangible assets	12,939	11,295

	345,197	341,856
Accumulated amortization	(3,735)	(2,957)

	341,462	338,899
Noncurrent assets of discontinued operations held for sale	6,663	9,755
Other assets	11,710	10,229

Total assets	$480,184	$451,888

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Balance Sheets (continued)

(Dollar amounts in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$34,211	$23,854
Accrued compensation and related benefits	9,857	11,243
Income taxes payable	1,932	761
Current portion of long-term debt	3,028	2,734
Deferred revenue	30,582	23,340
Other current liabilities	218	228
Liabilities of discontinued operations held for sale	3,467	3,382

Total current liabilities	83,295	65,542

Long-term debt, less current portion	165,442	160,114
Other long-term liabilities	4,727	4,705
Deferred income taxes	10,680	9,819

Total liabilities	264,144	240,180
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.01, 120,000,000 shares authorized, 42,785,797 and 42,731,868 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	428	427
Additional paid-in capital	193,115	192,608
Retained earnings	21,545	18,212
Accumulated other comprehensive income	952	461

Total stockholders’ equity	216,040	211,708

Total liabilities and stockholders’ equity	$480,184	$451,888

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2006	2005
Revenues
Learning Center:
Service revenues:
Franchise services	$10,507	$11,087
Company-owned centers	51,200	38,317
Net product sales	5,023	8,047

Total Learning Center	66,730	57,451
Catapult Learning	26,195	25,044

Total revenues	92,925	82,495

Costs and expenses
Instructional and franchise operations costs (* see note below)	68,081	52,735
Marketing and advertising	8,552	7,902
Cost of goods sold	4,155	3,916
Depreciation and amortization	2,015	1,775
General and administrative expenses (* see note below)	4,207	3,546

Total costs and expenses	87,010	69,874

Operating income	5,915	12,621

Other income (expense)
Interest income	55	93
Interest expense	(2,613)	(1,851)
Other financing costs	(1,066)	—
Foreign exchange gains (losses) and other	(61)	76

Income from continuing operations before income taxes	2,230	10,939

Income tax expense	(870)	(4,157)

Income from continuing operations	1,360	6,782
Income from discontinued operations, net of income tax expense of $1,360 in 2006 and $436 in 2005	1,973	711

Net income	$3,333	$7,493

Earnings per common share - basic
Income from continuing operations	$0.03	$0.16
Income from discontinued operations, net of tax	$0.05	$0.02

Net income	$0.08	$0.18

Earnings per common share - diluted
Income from continuing operations	$0.03	$0.15
Income from discontinued operations, net of tax	$0.05	$0.02

Net income	$0.08	$0.17

*Line item includes non-cash stock compensation as follows:
Instructional and franchise operations costs	$116	$94
General and administrative expenses	$88	$54

Total	$204	$148

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Three months ended March 31,
	2006	2005
Operating activities
Income from continuing operations	$1,360	$6,782
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation	1,829	1,416
Amortization	186	359
Bad debt expense	275	416
Deferred income taxes	964	4,569
Amortization of copyrights and software and media intangible assets	627	124
Non-cash stock compensation	204	148
Other financing costs	1,066	—
Foreign currency exchange gain and other	—	(114)
Other non-cash items	—	22
Changes in operating assets and liabilities:
Receivables	(4,301)	(7,568)
Prepaid expenses and other current assets	132	430
Inventory	517	(191)
Other assets	(883)	232
Accounts payable, accrued expenses, and other current liabilities	10,445	(1,763)
Income taxes	1,019	(13)
Deferred revenue	7,112	5,049
Accrued compensation and related benefits	(1,386)	192

Net cash provided by continuing operations	19,166	10,090

Income from discontinued operations	1,973	711
Adjustments to reconcile income from discontinued operations to net cash used in discontinued operations:
Changes in operating assets and liabilities	(11,661)	(8,969)
Depreciation and other non-cash items	15	307

Net cash used in discontinued operations	(9,673)	(7,951)

Net cash provided by operating activities	$9,493	$2,139

(continued on the following page)

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Cash Flows (continued)

(Dollar amounts in thousands)

(unaudited)

	Three months ended March 31,
	2006	2005
Investing activities
Cash paid for acquired businesses, net of cash acquired (including acquisition costs of $39 in 2006 and $1,067 in 2005)	(689)	(14,229)
Cash paid for internally developed software and media	(1,643)	(1,439)
Purchases of property and equipment	(3,968)	(2,810)
Net investing activities of discontinued operations	(470)	(1,049)
Change in other assets	(741)	(616)

Net cash used in investing activities	(7,511)	(20,143)

Financing activities
Proceeds from exercise of stock options	304	4
Borrowings on revolving credit facility	6,000	13,000
Payments on revolving credit facility	(21,050)	—
Cash received upon issuance of debt	21,050	—
Payments on debt	(692)	(3,435)
Deferred financing costs	(922)	—
Change in other long-term liabilities	196	(206)

Net cash provided by financing activities	4,886	9,363
Effect of exchange rate changes on cash	(154)	92

Net change in cash and cash equivalents	6,714	(8,549)
Cash and cash equivalents at beginning of period	2,414	14,592

Cash and cash equivalents at end of period	$9,128	$6,043

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share data)

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Educate, Inc. and subsidiaries (the “Company”) is an international provider of tutoring, other supplemental education services, and educational products and services to pre-kindergarten through twelfth grade, or pre-K-12, students. The Company is organized on the basis of educational services provided, and segments are business units that offer distinct services. The segments are managed separately as they have different customer bases and delivery channels. Reportable segments are as follows:

•	The Learning Center segment develops and delivers trusted, personalized tutoring programs through a network of 1,136 franchised and company-owned learning centers in 907 geographical territories in North America operated under the Sylvan brand name, and 1,037 European franchised and company-owned learning centers operated under the Schülerhilfe brand name. In addition, the Learning Center segment offers online instruction in participating franchised and company-owned territories through Sylvan Online and in participating school districts through NCLB Online. The Learning Center segment also develops and sells educational products and services under the Hooked on Phonics brand name. Sylvan and Hooked on Phonics are two of the most highly recognized brand names in the supplemental education services industry.

•	The Catapult Learning segment provides tutoring, as well as other supplemental education services and special-needs services, to eligible students of public and private schools through government-funded contracts under the Catapult Learning and other brand names.

Basis of Presentation

The unaudited interim financial information as of March 31, 2006, for the three month period then ended, and for the comparable period of the prior year, has been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

On October 27, 2005, the Company announced its intention to sell its Education Station business. The accompanying consolidated financial statements present the results of operations of Education Station as discontinued operations. See also Note 2.

Summary of Significant Accounting Policies

As more fully described in Note 5, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”) effective January 1, 2006.

Certain amounts previously reported for 2005 have been reclassified to conform to the 2006 presentation.

2. Discontinued Operations

On October 27, 2005, the Company announced its intention to sell its Education Station business, which delivers site-based No Child Left Behind services to public schools. Education Station is a component unit within the Catapult Learning operating segment. The

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

sale of Education Station is expected to allow management to focus greater attention and resources on the opportunities available in the Learning Center and remaining Catapult Learning businesses. Existing Education Station contracts will be served and the Company anticipates the completion of the sale prior to the 2006-2007 school year. The Company is currently identifying interested buyers, and does not expect to incur a loss upon the sale of Education Station.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the operations of Education Station are reported as discontinued operations for all periods presented. In addition, the net assets of Education Station are classified as assets held for sale at March 31, 2006.

Summarized operating results from the discontinued operations included in the Company’s consolidated statements of income were as follows:

	Three months ended March 31,
	2006	2005
Revenues	$19,417	$15,761

Income from discontinued operations before income taxes	3,333	1,147
Income tax expense	1,360	436

Income from discontinued operations	$1,973	$711

Assets and liabilities of the discontinued operations of Education Station were as follows:

	March 31, 2006	December 31, 2005
Current assets	$23,808	$8,540
Property and equipment, net	4,239	3,797
Other long-term assets	2,424	5,958
Current liabilities	(3,467)	(3,382)

Net assets of discontinued operations	$27,004	14,913

3. Intangible Assets Other Than Goodwill

A summary of other intangible assets at March 31, 2006 and December 31, 2005 is as follows:

	March 31, 2006
	Useful Life In Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Acquired backlog (Learning Center Segment)	0.5	$115	$115	$—
Contract rights (Catapult Learning Segment)	5	1,084	593	491
Schülerhilfe franchise license rights (Learning Center Segment)	25	3,573	556	3,017
HOP customer list (Learning Center Segment)	1	228	228	—
HOP copyrights (Learning Center Segment)	3	1,137	804	333
Internally developed software and media (Learning Center Segment)	5-7	10,375	1,439	8,936

Total intangible assets subject to amortization		16,512	3,735	12,777

Indefinite-lived intangible assets not subject to amortization:
Tradenames	N/A	148,154	—	148,154
Learning Center franchise license rights	N/A	88,048	—	88,048

Total indefinite-lived intangible assets		236,202	—	236,202

Total intangible assets excluding goodwill		$252,714	$3,735	$248,979

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

	December 31, 2005
	Useful Life In Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Acquired backlog (Learning Center Segment)	0.5	$115	$115	$—
Contract rights (Catapult Learning Segment)	5	1,084	539	545
Schülerhilfe franchise license rights (Learning Center Segment)	25	3,491	478	3,013
HOP customer list (Learning Center Segment)	1	228	209	19
HOP copyrights (Learning Center Segment)	3	1,137	672	465
Internally developed software and media (Learning Center Segment)	5-7	8,731	944	7,787

Total intangible assets subject to amortization		14,786	2,957	11,829

Indefinite-lived intangible assets not subject to amortization:
Tradenames	N/A	147,894	—	147,894
Learning Center franchise license rights	N/A	87,099	—	87,099

Total indefinite-lived intangible assets		234,993	—	234,993

Total intangible assets excluding goodwill		$249,779	$2,957	$246,822

As of March 31, 2006, estimated future amortization expense of intangible assets subject to amortization is as follows:

Year ending December 31,
2006	$2,058
2007	2,852
2008	2,470
2009	2,166
2010	948
Thereafter	2,283

Total	$12,777

4. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2006	December 31, 2005
Senior term loan payable to a bank (“2005 Term Loan”) in quarterly installments through March 2012. The loan bears interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company (aggregating to 7.98% and 6.03% per annum at March 31, 2006 and December 31, 2005, respectively).	159,650	138,950
Revolving loan payable to a bank (under the “2005 Term Loan”) maturing April 27, 2009. The loan bears interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company (aggregating to 7.49% per annum at March 31, 2006).	4,950	20,000
Note payable to Laureate, due in semi-annual installments through June 30, 2009. The note does not bear interest, and is recorded net of a discount of $194 and $221 at March 31, 2006 and December 31, 2005, respectively.	1,474	1,656
Various notes payable bearing interest at fixed rates ranging from 5.00% to 8.00% per annum.	2,396	2,242

	168,470	162,848
Less: current portion of long-term debt	(3,028)	(2,734)

Total long-term debt	$165,442	$160,114

On March 31, 2006, the Company amended the 2005 Term Loan with a bank syndicate (the “Amendment”), which increased the term loan facility to $160,000, increased the interest rate spread over a base rate and the quarterly maturities over the existing term of the loan, and provided for increased flexibility in certain other terms and conditions of the term loan facility, including covenants concerning financial condition, certain capital expenditures and required interest rate protection coverage. The Amendment also

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

provides consent for the sale of the Company’s Education Station business, and modifies the required prepayments of amounts outstanding under the facility to 50% of the net cash proceeds from such sale. No changes were made to the agreement concerning the $30,000 revolving credit facility. The Company paid down $21,050 of the revolving loan with the proceeds from the Amendment.

At the Company’s election, the 2005 Term Loan and Amendment bears interest at the base rate or Eurodollar rate plus a margin, which was 300 basis points at March 31, 2006. Pursuant to the 2005 Term Loan and Amendment, quarterly principal payments based upon a 100-year amortization schedule are due through September 30, 2011 with two balloon payments in equal amounts due at the end of each of the following quarters. The obligations under the 2005 Term Loan are guaranteed by the Company and certain direct and indirect subsidiaries of the Company. These obligations are secured by a senior interest in substantially all of the assets of the consolidated subsidiaries of the Company.

The 2005 Term Loan and Amendment includes customary covenants for transactions of this type, including covenants limiting liens on assets of certain of the Company’s subsidiaries, certain asset sales, payment of dividends, incurrence of additional indebtedness, and mergers or fundamental business changes.

The Amendment constitutes a substantial modification of the terms of the prior agreement according to Emerging Issues Task Force Issue No. 96-19: Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and as a result, the Company wrote-off unamortized deferred financing costs of approximately $144 related to the prior term loan facility and expensed an additional $922 related to the modification during the quarter ended March 31, 2006.

Of the $30,000 revolving credit facility, $23,895 was available to the Company due to revolving loan borrowings of $4,950 and outstanding standby letters of credit totaling $1,155 as of March 31, 2006.

5. Share-Based Payment

In December 2004, the FASB issued Statement 123(R), Share-Based Payment, which is a revision of Statement 123, Accounting for Stock-Based Compensation. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative.

Prior to January 1, 2006, the Company accounted for all stock-based awards under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement 123. On January 1, 2006, the Company adopted the provisions of Statement 123(R) using the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized beginning with the effective date for (a) all new share-based payments granted after the effective date; (b) all awards modified, repurchased, or cancelled after the effective date; and (c) the remaining portion of the requisite service under previously-granted unvested awards outstanding as of the effective date. For options that vest ratably, the Company recognizes compensation cost on a straight line basis over the requisite service period for the entire award.

Unvested stock-based awards issued prior to May 14, 2004, the date the Company filed a registration statement with the SEC to sell its common stock in a public offering, and disclosed in the financial statements using the minimum value method (rather than the estimated fair value using an option-pricing model) were accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Awards issued after May 14, 2004 and through December 31, 2005 that have not vested were accounted for at the date of adoption using the same estimate of the grant-date fair value disclosed in the historical financial statements and estimated in accordance with the provisions of Statement 123. The Company did not grant any share-based awards during the three month period ended March 31, 2006. As a result of adopting Statement 123(R), no future expense will be recognized for unvested options granted prior to May 14, 2004 that had no intrinsic value at the grant date.

As a result of adopting Statement 123(R), the Company’s income before income taxes, income from continuing operations, and net income for the three months ended March 31, 2006 are $87, $52 and $52 lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25. There was no impact to reported basic or diluted earnings per share for the three months ended March 31, 2006 as a result of adopting Statement 123(R). Results for prior periods have not been restated.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the three month period ended March 31, 2006, the Company recognized a $77 excess tax benefit classified as a financing cash inflow that would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

Prior to adoption of Statement 123(R), the Company accounted for all stock-based compensation awards using the intrinsic value method. Under the intrinsic value method, if the exercise price of the employee stock option equals the estimated fair value of the underlying stock on the date of grant, no compensation expense was generally recognized. Statement 123(R) requires the disclosure of pro forma data based on the original provisions of Statement 123 in the notes to the financial statements for periods prior to the date of adoption for companies adopting using the modified prospective method.

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

The following assumptions (weighted averages) were used in calculating pro forma stock compensation expense:

Three months ended March 31, 2005
Risk-free interest rate	3.90%
Expected dividend yield	0.00%
Expected life	4 years
Stock price volatility	46%

The weighted average estimated fair value of stock-based awards granted during the three months ended March 31, 2005 was $5.10.

For the purpose of pro forma disclosures, the estimated fair value of the options in periods prior to adoption of Statement 123(R) was expensed over the options’ vesting periods. The Company’s pro forma information is as follows:

Three months ended March 31, 2005
Net income, as reported	$7,493
Add: Stock-based employee compensation expense included in net income as reported, net of tax	92
Less: Stock-based employee compensation expense using prescribed fair value based methods, net of tax	(197)

Pro forma net income	$7,388

Earnings per common share—basic
As reported	$0.18
Pro forma	$0.17
Earnings per common share—diluted
As reported	$0.17
Pro forma	$0.17

Description of Stock Option Plans

2003 Omnibus Stock Incentive Plan

During 2003, the Company adopted a stock option plan that provides for the granting of options to purchase up to 4,360,000 shares of common stock to selected employees and directors of the Company. Options to purchase 3,898,800 shares of common stock were granted under this plan. Of this amount, 104,000 shares immediately vested with the remainder vesting ratably over thirty-six or forty-eight months. Options under this plan expire 10 years after the grant date. Options to purchase 374,000 shares of common stock were granted in 2004 under this plan with an exercise price less than the estimated fair value of the Company’s common stock at the grant date. The Company can no longer grant options under this plan.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

2004 Omnibus Stock Incentive Plan

During 2004, the Company adopted a stock option plan that provides for the granting to selected employees and directors of the Company of options to purchase up to 700,000 shares of common stock plus an annual increase added automatically on the first day of the fiscal year equal to the lesser of (i) 400,000 shares or (ii) one percent of the number of outstanding shares on the last day of the immediately preceding fiscal year. Options under this plan expire 10 years after the grant date.

The annual automatic increases on January 1, 2006 and 2005 each resulted in 400,000 additional shares of common stock available for issuance under the 2004 stock option plan, and in consideration of shares already granted, 1,209,646 shares of common stock are available for issuance as of March 31, 2006. Options will vest ratably over a forty-eight month period.

The following tables summarize the Company’s stock option activity (options in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2005	3,586	$4.78
Granted	—	—
Exercised	(54)	4.21
Forfeited	(137)	9.87

Outstanding – March 31, 2006	3,395	$4.58	7.5	$14,550

Vested and expected to vest – March 31, 2006	3,266	4.53	7.4	$14,077

Exercisable – March 31, 2006	2,453	$4.13	7.4	$11,116

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 (March 31, 2006) and the exercise price, multiplied by the number of in-the-money options outstanding, whether vested or not vested.

The total intrinsic value of stock options exercised, based on the difference between the Company’s stock price at the time of exercise and the related exercise price, was $193 and $9 during the three month periods ended March 31, 2006 and 2005, respectively.

The total fair value of stock options vested was $204 and $213 during the three month periods ended March 31, 2006 and 2005, respectively. At March 31, 2006, unrecognized compensation cost related to stock options was $2,051 ($1,230 after income taxes), which is expected to be recognized over a weighted average remaining life of 2.7 years.

6. Income Taxes

The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The tax provision for the three month period ended March 31, 2006 is based on the estimated effective tax rate applicable for the full year. Currently, the effective tax rate for the Company for the year ending December 31, 2006 is expected to be 39%. Due to potential changes in the mix of earnings between tax jurisdictions, the Company’s consolidated effective tax rate may fluctuate during 2006.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

7. Stockholders’ Equity and Comprehensive Income

Changes in the Company’s stockholders’ equity are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2005	$427	$192,608	$18,212	$461	$211,708
Options exercised for purchase of 53,929 shares of common stock, including excess income tax benefit of $77	1	303	—	—	304
Non-cash stock compensation expense	—	204	—	—	204
Comprehensive income:
Net income for 2006	—	—	3,333	—	3,333
Other comprehensive income (loss):
Change in fair value of derivative financial instrument	—	—	—	2	2
Foreign currency translation adjustment	—	—	—	489	489

Balance at March 31, 2006	$428	$193,115	$21,545	$952	$216,040

The components of comprehensive income, net of related taxes, are as follows:

	Three months ended March 31,
	2006	2005
Net income	$3,333	$7,493
Foreign currency translation adjustment, net of tax benefit of $410 in 2005	489	(1,231)
Change in fair value of derivative financial instruments, net of tax expense of $35 and $222 in 2006 and 2005, respectively	2	363

Comprehensive income	$3,824	$6,625

Components of accumulated other comprehensive income are summarized as follows:

	Foreign Currency Translation Adjustment	Derivative Financial Instruments	Total
Balance at December 31, 2005	$(128)	$589	$461
Gains recorded in other comprehensive income, net of tax	489	2	491

Balance at March 31, 2006	$361	$591	$952

8. Earnings Per Share

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

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

A reconciliation of the numerators and denominators for basic and diluted earnings per common share is as follows:

	Three months ended March 31,
	2006	2005
Numerator
Income from continuing operations	$1,360	$6,782
Income from discontinued operations, net of tax	1,973	711

Net income	$3,333	$7,493

Denominator (shares in thousands)
Basic:
Weighted-average shares outstanding	42,751	42,586

Diluted:
Weighted-average shares outstanding	42,751	42,586
Dilutive effect of stock options	1,093	1,436

Total	43,844	44,022

Earnings per common share - basic
Income from continuing operations	$0.03	$0.16
Income from discontinued operations, net of tax	0.05	0.02

Net income	$0.08	$0.18

Earnings per common share - diluted
Income from continuing operations	$0.03	$0.15
Income from discontinued operations, net of tax	0.05	0.02

Net income	$0.08	$0.17

Since their exercise price exceeded the market value of the Company’s common stock, options to purchase 289,354 shares of common stock were excluded from the 2006 computations because the effect was antidilutive.

9. Businesses and Geographic Segment Information

The Company is organized on the basis of educational services provided, and segments are business units that offer distinct services. The segments are managed separately as they have different customer bases and delivery channels. Reportable segments are as follows:

•	The Learning Center segment develops and delivers trusted, personalized tutoring programs and online instruction, including Sylvan Online, through a network of franchised and company-owned learning centers located primarily in North America and Europe. The Learning Center segment also provides online NCLB supplemental education services in participating school districts through NCLB Online. The Learning Center segment also develops and sells educational products and services primarily under the Hooked on Phonics brand name.

•	The Catapult Learning segment provides tutoring and other supplemental education services and special-needs services to public and private schools.

The Company evaluates performance and allocates resources based on operating income. Any significant intercompany sales or transfers are eliminated.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

The following tables set forth information on the Company’s reportable segments:

Three months ended March 31, 2006	Learning Center	Catapult Learning	Total
Revenues	$66,730	$26,195	$92,925

Segment profit before depreciation and amortization	7,224	4,913	12,137
Depreciation and amortization	(1,381)	(206)	(1,587)

Segment profit	$5,843	$4,707	$10,550

Segment assets	$398,273	$31,837	$430,110
Total expenditures for additions to long-lived assets	5,225	85	5,310

Three months ended March 31, 2005	Learning Center	Catapult Learning	Total
Revenues	$57,451	$25,044	$82,495

Segment profit before depreciation and amortization	12,224	5,718	17,942
Depreciation and amortization	(1,236)	(130)	(1,366)

Segment profit	$10,988	$5,588	$16,576

Segment assets	$340,058	$35,270	$375,328
Total expenditures for additions to long-lived assets	4,919	238	5,157

The following tables reconcile the reported information on segment profit and assets to income from continuing operations before income taxes and total assets reported in the consolidated statements of income and balance sheets:

	Three months ended March 31,
	2006	2005
Segment profit	$10,550	$16,576
Corporate depreciation and amortization	(428)	(409)
General and administrative costs	(4,207)	(3,546)
Other expense	(3,685)	(1,682)

Income from continuing operations before income taxes	$2,230	$10,939

March 31, 2006
Total assets for reportable segments	$430,110
Unallocated corporate assets	19,603
Assets of discontinued operations held for sale	30,471

Total assets	$480,184

Revenues by geographic area are as follows:

	Quarter ended March 31,
	2006	2005
United States	$82,946	$73,530
Other	9,979	8,965

Consolidated total	$92,925	$82,495

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

Revenues are attributed to countries based on the location of the customer. No country other than the United States represents more than 10% of consolidated revenues. Substantially all long-lived assets are located in the United States.

10. Subsequent Event

On April 10, 2006, the Company closed on a co-production agreement for Reading Rainbow and an acquisition of Great Plains National Instructional Library (GPN) for $4,900 in cash with additional potential contingent payments based upon future revenues. Reading Rainbow has garnered more than 250 awards including the Peabody, 9 Parent’s Choice Awards and 24 Emmy Awards. In this transaction, the Company acquired the rights to a library of 148 programs and rights to all Reading Rainbow programs to be produced in the future. GPN is the largest non-profit educators’ source for classroom-use video and interactive media learning packages.

Educate, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes to those statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the consolidated financial statements and related notes to those statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and the management’s discussion and analysis of financial condition and results of operations contained in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Information Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include information about possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and are generally accompanied by words such as “may,” “will,” “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should” or similar expressions or the negative of such words or expressions. These statements also relate to the Company’s contingent payment obligations relating to acquisitions, future capital requirements, potential acquisitions and the Company’s future development plans and are based on current expectations. Forward-looking statements involve various risks, uncertainties and assumptions. The Company’s actual results may differ materially from those expressed in these forward-looking statements.

Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. The following factors are some of the factors that might cause such a difference: the development and expansion of the Sylvan Learning Center franchise system; changes in the relationships among Sylvan Learning Center and its franchisees; the Company’s ability to effectively manage business growth; changes in the Company’s ability to effectively integrate recently acquired companies; the ability of the Company to sell its Education Station business; increased competition from other educational service providers; changes in laws and government policies and programs; changes in the acceptance of the Company’s services and products by institutional customers and consumers; changes in customer relationships; acceptance of new programs, services and products by institutional customers and consumers; changes in the expected seasonality of operating results; global economic conditions, including interest and currency rate fluctuations and inflation rates; fluctuations in the Company’s consolidated effective tax rate due to potential changes in the mix of earnings; and the other factors described in this Form 10-Q. Additional information regarding these and other risk factors and uncertainties are set forth from time to time in the Company’s filings with the Securities and Exchange Commission, available for viewing on the Company’s website www.educate-inc.com. These forward-looking statements are based on estimates, projections, beliefs and assumptions of management and speak only as of the date made and are not guarantees of future performance. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable securities law.

Overview

We are a leading international provider of tutoring and other supplemental education services to pre-kindergarten through twelfth grade, pre-K-12 students. We operate through two business segments that offer distinct supplemental education programs and services from which we earn revenues. Through our Learning Center segment, we deliver diagnostic, prescriptive tutoring programs, principally through a network of 907 territories supporting 1,136 Sylvan branded franchised and company-owned learning centers primarily in North America. In addition, the Learning Center segment offers online instruction in participating franchised and company-owned centers through Sylvan Online and in participating school districts through NCLB Online. Our Learning Center segment also provides tutoring services in Europe under the Schülerhilfe brand name and delivers educational products including the highly regarded Hooked on Phonics early reading, math and study skills programs. We also provide tutoring, as well as other supplemental education services and special needs services, to public and private schools through government-funded contracts in our Catapult Learning segment under Catapult Learning and other brand names.

On October 27, 2005, we announced our intention to sell our Education Station business, which delivers site-based No Child Left Behind services to public schools. Education Station is a component unit within the Catapult Learning operating segment. Existing Education Station contracts will be served and the Company anticipates the completion of the sale prior to the 2006-2007 school year. We are currently identifying interested buyers, and do not expect to incur a loss upon the sale of Education Station. See Note 2 to our unaudited consolidated financial statements in this Form 10-Q for further information regarding this transaction. The operations of Education Station are classified as discontinued operations for all periods presented.

Our revenues and operating income are characterized by significant seasonal fluctuations. See “Seasonality and Other Quarterly Fluctuations” below.

Educate, Inc.

Seasonality and Other Quarterly Fluctuations

The following table sets forth selected information related to seasonality and other quarterly fluctuations:

	2006	2005
(Dollars in millions)	First Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:
Learning Center	$66.7	$57.5	$67.5	$66.5	$52.8
Catapult Learning	26.2	25.0	25.2	12.0	23.8

Total revenues	$92.9	$82.5	$92.7	$78.5	$76.6
Percentage of annual revenues	N/A	25%	28%	24%	23%
Operating income	$5.9	$12.6	$22.3	$10.3	$0.4
Income from continuing operations	$1.4	$6.8	$11.7	$5.2	$(1.7)

Like other companies that provide tutoring and other supplemental education services, we are subject to seasonality in our revenue streams that can affect our results of operations. This seasonality arises from a number of factors, primarily driven by the timing of school semester cycles. Our quarterly results are also affected by our license agreements with franchisees that require the payment of royalties to us based on a percentage of their cash receipts, a significant portion of which consist of prepayments by customers for services to be provided by our franchisees more than a month in the future.

First Quarter. In our Learning Center segment, we generally experience increased enrollments as a result of the initiation of advertising and increased parental focus on their children’s performance associated with the receipt of academic results from the first part of the school year. Our royalties increase as our franchisees begin to receive advance payment for services to be provided during the summer. Our products business experiences a slowdown in revenue due to softness in sales in the post holiday period of our retail customers. In our Catapult Learning segment, we deliver services under school-based programs during this quarter.

Second Quarter. In our Learning Center segment, we generally experience a higher level of revenues as we benefit from our continued investment in advertising, delivery of services in our company-owned territories and increased receipts of franchise royalties due to prepayment for summer programs. As our revenue mix shifts more towards corporate center revenues and away from franchise royalties, more revenues and profits will shift from the second quarter to the third quarter, our peak service delivery period in the Learning Center segment. In our Catapult Learning segment, we complete delivery of our institutional services in conjunction with the ending of the school year.

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

Educate, Inc.

Results of Operations

Comparison of results for the three months ended March 31, 2006 and 2005.

	Three months ended March 31,		% Increase (Decrease)
	2006	2005
	(Dollars in millions)
Revenues
Learning Center:
Franchise services-North American	$9.1	$9.8	(7)%
Company-owned centers-North American	43.9	31.6	39%
European	8.7	8.1	7%
Net product sales	5.0	8.0	(38)%

	66.7	57.5	16%

Catapult Learning	26.2	25.0	5%

Total	$92.9	$82.5	13%

Business Metrics
Sylvan Learning same territory revenue growth: (1)	5%	5%

Number of Sylvan Learning Territories as of March 31:
Franchisee-owned	729	736	(1)%
Company-owned	178	128	39%

Total	907	864	5%

Number of Sylvan Learning Centers as of March 31:
Franchisee-owned	881	898	(2)%
Company-owned	255	185	38%

Total	1,136	1,083	5%

(1)	“Same Territory” amounts include the results of territories for the identical months for each period presented in the comparison, commencing with the 13th full month each territory has been operating. Same territory growth is presented as the aggregate revenue growth (as adjusted for franchise acquisitions) for franchised and company-owned territories during the period. A territory reflects the geographically-specified area where an operator controls rights to provision of services under the Sylvan license agreement. Same territory amounts include revenue from additional centers opened in existing territories and online revenues, including NCLB Online revenues.

Revenues. The increase in revenue during the quarter ended March 31, 2006 of $10.4 million compared to the same period of the prior year was due to growth in the Learning Center segment of $9.2 million and growth of $1.2 million in the Catapult Learning segment. North American company-owned centers revenue increased by $12.3 million, European revenues increased $0.6 million, franchise services revenues declined by $0.7 million and net product sales decreased by $3.0 million. In the Catapult Learning segment, the school services and special needs businesses revenues increased $1.2 million compared to the prior year.

Learning Center—Revenues from North American company-owned territories increased approximately $12.3 million primarily as a result of the acquisition of 47 franchised territories during the past year and, to a lesser extent, as a result of same territory revenue growth of 5%, which was largely driven by an increase in online services. European revenues, which include both company-owned and franchise territory results, increased $0.6 million primarily due to increased enrollment, net of an unfavorable foreign currency exchange rate impact of $0.8 million.

North American franchise services revenues declined by $0.7 million due to the decrease in the number of franchisee-owned territories resulting from our acquisitions exceeding new franchise territory openings during the past year.

Net product sales decreased by $3.0 million primarily because we experienced significant initial orders in the 2005 comparison period as we opened new distribution channels in our newly acquired Hooked on Phonics business and because the 2005 period included relatively higher revenue from runoff of the prior ownership’s direct marketing business, a channel we elected not to pursue. In addition, we introduced fewer new Sylvan Learning franchise programs in 2006 compared to 2005.

Educate, Inc.

Revenues for the Learning Center segment represented 72% of our total revenues for the quarter ended March 31, 2006.

Catapult Learning—Our school services and special needs revenues increased $1.2 million due to new contract sales in the non-public school business and growth in the therapy services business. These increases were partially offset by the loss of some Gulf Coast contracts due to school closures following the hurricanes in that region in 2005. Results of the Catapult Learning segment do not include the results of the Education Station unit, which are recorded as discontinued operations. See Note 2 to the unaudited consolidated financial statements in this Form 10-Q. Revenues for the Catapult Learning segment accounted for 28% of our total revenues for the quarter ended March 31, 2006.

	Three months ended March 31,		% Increase (Decrease)
	2006	2005
	(Dollars in millions)
Segment Operating Costs
Learning Center	$60.9	$46.5	31%
Catapult Learning	21.5	19.4	11%

Total Segment Operating Costs	$82.4	$65.9	25%

Segment Profit (Loss)
Learning Center	$5.8	$11.0	(47)%
Catapult Learning	4.7	5.6	(16)%

Total Segment Profit	$10.5	$16.6	(37)%

Corporate Expenses
Corporate depreciation and amortization expenses	$0.4	$0.4	0%
General and administrative expenses	4.2	3.6	17%
Interest expense, net	2.5	1.8	39%
Other financing costs	1.1	—	—
Foreign exchange (gains) and other	—	(0.1)	(100)%
Income tax expense	0.9	4.1	(78)%

Total Corporate Expenses	9.1	9.8	(7)%

Income from continuing operations	$1.4	$6.8	(79)%

Business Metrics
Segment Operating Margin (1)
Learning Center	9%	19%
Catapult Learning	18%	22%

(1)	Segment operating margin is calculated by dividing segment profit by segment revenue.

Segment Operating Costs. Segment operating costs increased primarily due to the expansion and integration of company-owned Learning Center territories and the investment in developing new products and services as well as programs to identify best practices in Learning Center operations.

Learning Center—Segment operating costs increased to 91% of operating revenue for the quarter ended March 31, 2006 compared to 81% in 2005. Segment operating costs increased by $14.4 million in 2006 compared to the prior year primarily as a result of the additional costs associated with operating and integrating the company-owned territories acquired during the past year, as well as the costs of opening new company-owned centers. These costs consist primarily of instructional and advertising costs. Segment costs also increased because we added infrastructure to our products business to support the introduction of over 50 new products planned for release later in 2006. Additional investments were made in identifying and implementing operational best practices to improve conversions of inquiries into enrollments and to improve the efficiency of our advertising expenditures. European expenses related to Schülerhilfe increased by $0.7 million primarily due to higher costs to support revenue growth, net of a favorable foreign currency exchange rate impact of $0.7 million.

Catapult Learning—Costs increased by $2.1 million, or 11% in 2006 compared to 2005 primarily due to increased service delivery costs associated with the higher revenue and increased business development costs as we sold new contracts to offset the contract losses in the Gulf Coast region.

Educate, Inc.

Segment Operating Margin. Learning Center segment operating margins decreased in 2006 to 9% compared to 19% in 2005. The decreased margin is primarily related to the additional costs associated with operating and integrating additional company-owned territories acquired during the past year and increased expenditures for program and product development infrastructure to support new product releases scheduled in 2006. The margin decline is also due to the related shift in revenue mix from franchise revenues to company-owned territory revenues. Although the operating income from an acquired territory is comparable to the royalty income earned from a franchisee in the year of acquisition, the revenue increases substantially, resulting in a lower margin percentage. Catapult Learning segment operating margins were 19% in 2006 compared to 22% in 2005. This margin decline is primarily due to the negative impact of the contract losses in the Gulf Coast region, including the increased business development costs and lower operating margins on the replacement contracts.

Corporate Expenses. Corporate general and administrative and depreciation and amortization expenses increased to $4.6 million for the quarter ended March 31, 2006 from $4.0 million in 2005 in order to support the expansion of the business. Net interest expense increased by $0.7 million primarily as a result of higher debt levels and short-term interest rates on the revolving credit line. Other financing costs increased $1.1 million due to the refinancing of our credit facility on March 31, 2006. Our income tax expense decreased to $0.9 million for the quarter ended March 31, 2006 from $4.1 million in 2005 due to higher pretax earnings in 2005, partially offset by a higher effective tax rate in 2006. Our effective tax rate was 39% and 38% for the quarters ended March 31, 2006 and 2005, respectively. We expect the effective tax rate to be approximately 39% in 2006.

Liquidity and Capital Resources

The following table summarizes major changes in our cash position during the three months ending:

	March 31, 2006	March 31, 2005
	(Dollars in millions)
Beginning cash balance	$2.4	$14.6
Operating activities – continuing operations	19.2	10.1
Operating activities – discontinued operations	(9.7)	(8.0)
Investing activities	(7.5)	(20.1)
Financing activities	4.9	9.3
Effect of exchange rates	(0.2)	0.1

Ending cash balance	$9.1	$6.0

Historically, we have generated significant cash flows from our operations which have allowed us to meet our working capital needs and provide the cash we require to make investments in property and equipment, open new company-owned Learning Center territories, and acquire franchised territories and other businesses.

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

For the three months ended March 31, 2006 and 2005, our cash flows from continuing operations were $19.2 million and $10.1 million, respectively. The increase of $9.1 million was attributed primarily to cash provided working capital changes, partially offset by a decrease in income from continuing operations before non-cash charges of $7.2 million. The cash provided by working capital changes consisted primarily of increases in accounts payable and other current liabilities, including deferred revenue. The primary reasons for these increases were increased cash management initiatives combined with business growth and expected seasonal increases that occur during the first quarter compared to the period ended December 31. Cash used in operating activities by discontinued operations was $9.7 million in 2006 compared to $8.0 million in 2005.

Our investing activities have historically consisted of acquisitions of franchised territories and other businesses, investments in property and equipment and internally developed software and media. Our ability to make future acquisitions and investments in property and equipment will be dependent on the cash flows we generate from our operations and our ability to obtain additional capital.

During the three months ended March 31, 2006, we invested $0.7 million in Learning Center acquisitions and $5.6 million in property and equipment and internally developed software and media.

Educate, Inc.

As described more fully in the Notes to our unaudited consolidated financial statements in this Form 10-Q, we amended our term loan facility, increasing the term loan outstanding from $139.0 million to $159.7 million at March 31, 2006. Using proceeds from the term loan amendment, $21.1 million of revolving credit borrowings were repaid. We had $23.9 million of available credit through the revolving credit facility as of March 31, 2006.

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

Contractual Obligations

As more fully discussed in Note 4 to our unaudited consolidated financial statements in this Form 10-Q, we amended our term loan during the quarter ended March 31, 2006. Our total long term debt increased to $168.5 million at March 31, 2006 from $162.8 million at December 31, 2005, which increased the quarterly principal maturities and interest payments over the existing term of the loan.

The Company also has other obligations recorded within long-term liabilities of $3.2 million that have no specified payment dates.

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

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies are described in Note 1 to our consolidated financial statements, both in our Annual Report on Form 10-K for the year ended December 31, 2005.

New Accounting Pronouncements

As more fully described in Note 5 to our unaudited consolidated financial statements in this Form 10-Q, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“Statement 123(R)”) effective January 1, 2006 using the “modified prospective” transition method. Accordingly, we have not restated results for prior periods. Under this transition method, compensation cost is recognized beginning with the effective date for (a) all new share-based payments granted after the effective date; (b) all awards modified, repurchased, or cancelled after the effective date; and (c) the remaining portion of the requisite service under previously-granted unvested awards outstanding as of the effective date. For options that vest ratably, we recognize compensation cost on a straight line basis over the requisite service period for the entire award.

We did not grant any share-based awards during the quarter ended March 31, 2006. Accordingly, stock-based compensation expense for the first quarter of 2006 consists of awards granted prior to, and unvested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”) that were granted under the 2003 Omnibus Stock Incentive Plan and the 2004 Omnibus Stock Incentive Plan. The option vesting period is typically thirty-six or forty-eight months under these plans. Unvested stock-based awards issued prior to May 14, 2004, the date the Company filed a registration statement with the SEC to sell its common stock in a public offering, and disclosed in the financial statements using the minimum value method (rather than the estimated fair value using an option-pricing model) were

Educate, Inc.

accounted for at the date of adoption using the intrinsic value method originally applied to those awards. As a result of adopting Statement 123(R), no future expense will be recognized for unvested options granted prior to May 14, 2004 that had no intrinsic value at the grant date.

Prior to the adoption of Statement 123(R), we recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of Statement 123(R) and the valuation of share-based payments for public companies. We applied the provisions of SAB 107 in our adoption of Statement 123(R).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks, which exist as part of our ongoing business operations. We use derivative financial instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. See Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005 for further information on accounting policies related to derivative financial instruments.

Foreign Currency Risk

During the quarter ended March 31, 2006, approximately 11% of our revenues were derived from customers outside the United States. Most of this business is transacted through international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize the exchange rate exposure of our operating margins. A hypothetical 10% adverse change in average annual foreign currency movements would have decreased both net income and cash flows for the quarter ended March 31, 2006 by $0.3 million. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. We generally view our equity investment in foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on our net investment in foreign subsidiaries are reflected in other comprehensive income (loss). A hypothetical 10% average change in depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in our net investment in foreign subsidiaries of approximately $2.2 million at March 31, 2006.

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

Note 4 to our unaudited consolidated financial statements in this Form 10-Q provides information on our significant indebtedness. Note 6 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005 provides information on our interest rate swap agreements. The total notional amount of interest rate swaps at March 31, 2006 was $50.0 million, representing a settlement asset of $1.0 million. Assuming average variable rate debt levels, a one percentage point increase in interest rates would have increased interest expense by approximately $0.4 million in the quarter ended March 31, 2006.

All the potential impacts noted above are based on sensitivity analysis performed on our financial position at March 31, 2006. Actual results may differ materially.

Item 4. Controls and Procedures.

The Company’s management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that the Company files or submits under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Educate, Inc.

The Company’s management, including the principal executive and principal financial officers, has evaluated any changes in the internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended March 31, 2006, and has concluded that there was no change that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

There has been no material change in the information provided in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to be voted on by security holders during the quarter ended March 31, 2006.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Educate, Inc., a Delaware corporation. (1)

3.2	Amended and Restated By-Laws of Educate Inc., a Delaware corporation. (2)

4.1	Form of Registration Rights Agreement, by and among Educate, Inc., and certain of its stockholders. (2)

10.17	First Amendment and Consent, dated as of March 31, 2006, to the Guarantee and Collateral Agreement, dated as of April 27, 2004, among Educate, Inc., Educate Operating Company, LLC and the other guarantors party thereto in favor of JPMorgan Chase Bank, N.A. as administrative agent for the banks and other financial institutions party to the Amended and Restated Credit Agreement.

31(i).1	Certification of R. Christopher Hoehn-Saric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i).2	Certification of Kevin E. Shaffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of R. Christopher Hoehn-Saric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin E. Shaffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed on September 22, 2004.
(2)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-115496).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATE, INC.

By:	/s/ Kevin E. Shaffer
Kevin E. Shaffer
Chief Financial Officer

Date: May 9, 2006