Form 10-Q
period 2006-06-30
EDUCATE INC
filed 2006-08-09
CIK 1286862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

The registrant had 42,975,148 shares of common stock outstanding as of August 3, 2006.

EDUCATE, INC.

Educate, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,335	$2,414

Receivables:
Accounts receivable	73,878	51,883
Notes receivable	148	140

	74,026	52,023
Allowances	(4,430)	(4,764)

	69,596	47,259
Finished goods inventory	14,364	11,685
Prepaid expenses and other current assets	6,180	5,204
Other receivables	1,587	5,667
Deferred income taxes	24	24
Assets of discontinued operations held for sale	6,066	1,683

Total current assets	111,152	73,936

Property and equipment:
Furniture and fixtures	5,530	5,190
Education materials	4,275	3,950
Computer equipment and software	12,284	10,770
Leasehold improvements	17,835	14,013

	39,924	33,923
Accumulated depreciation and amortization	(18,601)	(14,854)

	21,323	19,069
Intangible assets:
Goodwill	94,411	92,077
Tradenames	148,629	147,894
Franchise license rights	91,788	90,590
Other intangible assets	19,389	11,295

	354,217	341,856
Accumulated amortization	(4,462)	(2,957)

	349,755	338,899
Noncurrent assets of discontinued operations held for sale	—	9,755
Other assets	9,809	10,229

Total assets	$492,039	$451,888

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Balance Sheets (continued)

(Dollar amounts in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$29,451	$25,312
Accrued compensation and related benefits	13,274	13,203
Income taxes payable	207	724
Current portion of long-term debt	2,826	2,734
Deferred revenue	31,751	23,340
Other current liabilities	231	231

Total current liabilities	77,740	65,544

Long-term debt, less current portion	171,759	160,114
Other long-term liabilities	5,024	4,703
Deferred income taxes	14,399	9,819

Total liabilities	268,922	240,180
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.01, 120,000,000 shares authorized, 42,962,631 and 42,731,868 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	430	427
Additional paid-in capital	194,680	192,608
Retained earnings	25,824	18,212
Accumulated other comprehensive income	2,183	461

Total stockholders’ equity	223,117	211,708

Total liabilities and stockholders’ equity	$492,039	$451,888

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except per share data)

(unaudited)

	Three months ended June 30,
	2006	2005
Revenues
Learning Center:
Service revenues:
Franchise services	$11,095	$12,039
Company-owned centers	58,023	45,395
Net product sales	6,749	10,108

Total Learning Center	75,867	67,542
Catapult Learning	26,624	25,193

Total revenues	102,491	92,735

Costs and expenses
Instructional and franchise operations costs (* see note below)	69,920	53,763
Marketing and advertising	8,985	7,675
Cost of goods sold	3,807	4,233
Depreciation and amortization	2,087	1,612
General and administrative expenses (* see note below)	4,730	3,179

Total costs and expenses	89,529	70,462

Operating income	12,962	22,273

Other income (expense)
Interest income	85	54
Interest expense	(3,098)	(1,896)
Other financing costs	—	(1,506)
Foreign exchange losses and other	(130)	(9)

Income from continuing operations before income taxes	9,819	18,916

Income tax expense	(3,950)	(7,188)

Income from continuing operations	5,869	11,728
Loss from discontinued operations, net of income tax (benefit) of $(1,096) in 2006 and $(1,073) in 2005	(1,590)	(1,750)

Net income	$4,279	$9,978

Earnings per common share - basic
Income from continuing operations	$0.14	$0.28
Loss from discontinued operations, net of tax	$(0.04)	$(0.05)

Net income	$0.10	$0.23

Earnings per common share - diluted
Income from continuing operations	$0.13	$0.27
Loss from discontinued operations, net of tax	$(0.03)	$(0.04)

Net income	$0.10	$0.23

*Line item includes non-cash stock compensation as follows:
Instructional and franchise operations costs	$138	$94
General and administrative expenses	$148	$54

Total	$286	$148

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except per share data)

(unaudited)

	Six months ended June 30,
	2006	2005
Revenues
Learning Center:
Service revenues:
Franchise services	$21,601	$23,126
Company-owned centers	109,224	83,712
Net product sales	11,772	18,155

Total Learning Center	142,597	124,993
Catapult Learning	52,819	50,237

Total revenues	195,416	175,230

Costs and expenses
Instructional and franchise operations costs (* see note below)	138,002	106,498
Marketing and advertising	17,537	15,577
Cost of goods sold	7,962	8,149
Depreciation and amortization	4,101	3,387
General and administrative expenses (* see note below)	8,937	6,725

Total costs and expenses	176,539	140,336

Operating income	18,877	34,894

Other income (expense)
Interest income	140	147
Interest expense	(5,712)	(3,747)
Other financing costs	(1,066)	(1,506)
Foreign exchange gains (losses) and other	(191)	67

Income from continuing operations before income taxes	12,048	29,855

Income tax expense	(4,819)	(11,345)

Income from continuing operations	7,229	18,510
Income (loss) from discontinued operations, net of income tax expense (benefit) of $264 in 2006 and $(637) in 2005	383	(1,039)

Net income	$7,612	$17,471

Earnings per common share - basic
Income from continuing operations	$0.17	$0.43
Income (loss) from discontinued operations, net of tax	$0.01	$(0.02)

Net income	$0.18	$0.41

Earnings per common share - diluted
Income from continuing operations	$0.17	$0.42
Income (loss) from discontinued operations, net of tax	$—	$(0.02)

Net income	$0.17	$0.40

*Line item includes non-cash stock compensation as follows:
Instructional and franchise operations costs	$239	$188
General and administrative expenses	$235	$109

Total	$474	$297

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Six months ended June 30,
	2006	2005
Operating activities
Net income	$7,612	$17,471
(Income) loss from discontinued operations	(383)	1,039

Income from continuing operations	7,229	18,510

Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation	3,770	2,853
Amortization	331	534
Bad debt expense	866	624
Deferred income taxes	4,904	5,286
Amortization of copyrights and software and media intangible assets	1,173	329
Non-cash stock compensation	474	297
Excess tax benefit from exercises of stock options	(221)	—
Other financing costs	1,066	1,506
Other non-cash items	861	(122)
Changes in operating assets and liabilities:
Receivables	(23,126)	(17,282)
Prepaid expenses and other current assets	(950)	838
Inventory	(2,285)	(790)
Other assets	848	464
Accounts payable, accrued expenses, and other current liabilities	4,029	(3,042)
Income taxes	2,989	5,857
Deferred revenue	8,320	146
Accrued compensation and related benefits	70	1,680

Net cash provided by continuing operations	10,348	17,688

Adjustments for discontinued operations to reconcile net cash provided by continuing operations to net cash provided by operating activities:
Income (loss) from discontinued operations	383	(1,039)
Changes in operating assets and liabilities	6,106	3,819
Depreciation and other non-cash items	142	649

Net cash provided by discontinued operations	6,631	3,429

Net cash provided by operating activities	$16,979	$21,117

(continued on the following page)

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Cash Flows (continued)

(Dollar amounts in thousands)

(unaudited)

	Six months ended June 30,
	2006	2005
Investing activities
Cash paid for acquired businesses, net of cash acquired (including acquisition costs of $683 in 2006 and $1,334 in 2005)	$(6,273)	$(28,154)
Cash paid for internally developed software and media	(4,108)	(2,582)
Purchases of property and equipment	(6,244)	(6,193)
Net investing activities of discontinued operations	(882)	(1,518)
Change in other assets	(656)	(1,307)

Net cash used in investing activities	(18,163)	(39,754)

Financing activities
Proceeds from exercises of stock options	503	146
Excess tax benefit from exercises of stock options	221	—
Borrowings on revolving credit facility	13,000	13,000
Payments on revolving credit facility	(21,050)	(13,000)
Cash received upon issuance of debt	21,050	140,000
Payments on debt	(1,581)	(122,595)
Deferred financing costs	(922)	(427)
Change in other long-term liabilities	239	1,591

Net cash provided by financing activities	11,460	18,715
Effect of exchange rate changes on cash	645	11

Net change in cash and cash equivalents	10,921	89
Cash and cash equivalents at beginning of period	2,414	14,592

Cash and cash equivalents at end of period	$13,335	$14,681

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

(Dollars in thousands, except per share data)

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Educate, Inc. and subsidiaries (the “Company”) is an international provider of tutoring, other supplemental education services, and educational products and services to pre-kindergarten through twelfth grade, or pre-K-12, students. The Company is organized on the basis of educational services provided, and segments are business units that offer distinct services. The segments are managed separately as they have different customer bases and delivery channels. Reportable segments are as follows:

•	The Learning Center segment develops and delivers trusted, personalized tutoring programs through a network of 1,136 franchised and company-owned learning centers in 908 geographical territories in North America operated under the Sylvan brand name, and 1,049 European franchised and company-owned learning centers operated under the Schülerhilfe brand name. In addition, the Learning Center segment offers online instruction in participating franchised and company-owned territories through Sylvan Online and in participating school districts through NCLB Online. The Learning Center segment also develops and sells educational products and services primarily under the “Hooked on” and Reading Rainbow brand names. Sylvan, “Hooked on” and Reading Rainbow are some of the most highly recognized brand names in the supplemental education services industry.

•	The Catapult Learning segment provides tutoring, other supplemental education services and special-needs services to qualifying students of public and private schools through government-funded contracts under the Catapult Learning and other brand names.

Basis of Presentation

The unaudited interim financial information as of June 30, 2006, for the three month and six month periods then ended, and for the comparable periods of the prior year, has been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will adopt the provisions of FIN 48 effective January 1, 2007. The Company is still evaluating the impact of this pronouncement on its financial statements.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

Summary of Significant Accounting Policies

As more fully described in Note 7, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”) effective January 1, 2006.

Certain amounts previously reported for 2005 have been reclassified to conform to the 2006 presentation.

2. Discontinued Operations

On October 27, 2005, the Company announced its intention to sell its Education Station business, which delivers site-based No Child Left Behind services to public schools. Education Station is a component unit within the Catapult Learning operating segment. The sale of Education Station is expected to allow management to focus greater attention and resources on the opportunities available in the Learning Center and remaining Catapult Learning businesses. Existing Education Station contracts will be served and the Company anticipates the completion of the sale prior to the 2006-2007 school year. The Company has received a letter of intent to purchase the business and is negotiating the terms of sale with this potential buyer. The Company does not expect to incur a loss upon the sale of Education Station.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the operations of Education Station are reported as discontinued operations for all periods presented. In addition, the net assets of Education Station are classified as assets held for sale in the accompanying balance sheets. Due to the receipt of the letter of intent and the impending sale of Education Station, the related net assets have been classified as current in the June 30, 2006 balance sheet.

Summarized operating results from the discontinued operations included in the Company’s consolidated statements of income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	$8,049	$10,316	$27,466	$26,076

Income (loss) from discontinued operations before income taxes	(2,686)	(2,823)	647	(1,676)
Income tax benefit (expense)	1,096	1,073	(264)	637

Income (loss) from discontinued operations	$(1,590)	$(1,750)	$383	$(1,039)

Assets and liabilities of the discontinued operations of Education Station were as follows:

	June 30, 2006	December 31, 2005
Current assets	$697	$1,683
Property and equipment, net	4,590	3,797
Other long-term assets	779	5,958

Net assets of discontinued operations	$6,066	11,438

3. Acquisitions

On April 10, 2006, the Company closed on a co-production agreement for Reading Rainbow and the acquisition of the assets of Great Plains National Instructional Library (“GPN”) for $4,900 in cash with contingent payments based upon future revenues. Reading Rainbow, a PBS television series, has garnered more than 250 awards including the Peabody, 9 Parent’s Choice Awards and 24 Emmy Awards. In this transaction, the Company acquired the rights to a library of 148 programs and rights to all Reading Rainbow programs to be produced in the future. GPN is the largest non-profit educators’ source for classroom-use video and interactive media learning packages.

The results of operations of the acquired business are included in the Company’s consolidated statements of income beginning April 10, 2006.

The initial purchase price totaled approximately $5,542 including acquisition costs of $642. Contingent consideration may be payable to the seller based upon future revenues exceeding a threshold in any of the five annual periods commencing on the closing date. No amounts are currently payable nor are amounts expected to be paid under the contingent consideration provisions of the purchase agreement.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

The final purchase price allocation is pending determination of the fair value of the intangible assets acquired. The purchase price was preliminarily allocated to acquired assets, excluding goodwill, of $4,361, including inventory of $376 and identifiable amortizable and indefinite-lived intangible assets of $522 and $3,463, respectively. The Company recognized $1,181 of goodwill, all of which is expected to be deductible for tax purposes.

During the first and second quarters of 2006, the Company purchased two Sylvan Learning Center franchised territories comprising three centers. The combined purchase price of these territories was $902, consisting of cash and short term notes payable to the sellers, including acquisition costs of $15. The combined purchase price was preliminarily allocated to identifiable indefinite-lived intangible assets of $1,042 and the assumption of liabilities of $140, which consisted primarily of obligations to provide services to customers.

4. Intangible Assets Other Than Goodwill

A summary of other intangible assets at June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006
	Useful Life In Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Acquired backlog (Learning Center Segment)	0.5	$115	$115	$—
Contract rights (Catapult Learning Segment)	5	1,084	647	437
Schülerhilfe franchise license rights (Learning Center Segment)	25	3,771	657	3,114
Customer list (Learning Center Segment)	1	243	232	11
Copyrights (Learning Center Segment)	3	1,137	914	223
Distribution agreements (Learning Center Segment)	5	428	21	407
Internet domain names (primarily Learning Center Segment)	10	105	2	103
Internally developed software and media (Learning Center Segment)	5-7	12,814	1,874	10,940

Total intangible assets subject to amortization		19,697	4,462	15,235

Indefinite-lived intangible assets not subject to amortization:
Tradenames (Learning Center Segment)	N/A	148,629	—	148,629
Learning Center franchise license rights	N/A	88,017	—	88,017
Licensing agreements (Learning Center Segment)	N/A	3,463	—	3,463

Total indefinite-lived intangible assets		240,109	—	240,109

Total intangible assets excluding goodwill		$259,806	$4,462	$255,344

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

	December 31, 2005
	Useful Life In Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Acquired backlog (Learning Center Segment)	0.5	$115	$115	$—
Contract rights (Catapult Learning Segment)	5	1,084	539	545
Schülerhilfe franchise license rights (Learning Center Segment)	25	3,491	478	3,013
Customer list (Learning Center Segment)	1	228	209	19
Copyrights (Learning Center Segment)	3	1,137	672	465
Internally developed software and media (Learning Center Segment)	5-7	8,731	944	7,787

Total intangible assets subject to amortization		14,786	2,957	11,829

Indefinite-lived intangible assets not subject to amortization:
Tradenames (Learning Center Segment)	N/A	147,894	—	147,894
Learning Center franchise license rights	N/A	87,099	—	87,099

Total indefinite-lived intangible assets		234,993	—	234,993

Total intangible assets excluding goodwill		$249,779	$2,957	$246,822

As of June 30, 2006, estimated future amortization expense of intangible assets subject to amortization is as follows:

Year ending December 31,
2006	$1,605
2007	3,671
2008	3,160
2009	2,729
2010	1,385
Thereafter	2,685

Total	$15,235

5. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2006	December 31, 2005
Senior term loan payable to a bank (“2005 Term Loan”) in quarterly installments through March 2012. The loan bears interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company (aggregating to 7.98% and 6.03% per annum at June 30, 2006 and December 31, 2005, respectively).	$159,247	$138,950
Revolving loan payable to a bank (under the “2005 Term Loan”) maturing April 27, 2009. The loan bears interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company (various interest rates ranging from 7.99% to 8.05% per annum at June 30, 2006).	11,950	20,000
Note payable to Laureate, due in semi-annual installments through June 30, 2009. The note does not bear interest, and is recorded net of a discount of $168 and $221 at June 30, 2006 and December 31, 2005, respectively.	1,285	1,656
Various notes payable bearing interest at fixed rates ranging from 5.00% to 8.00% per annum.	2,103	2,242

	174,585	162,848
Less: current portion of long-term debt	(2,826)	(2,734)

Total long-term debt	$171,759	$160,114

On March 31, 2006, the Company amended the 2005 Term Loan with a bank syndicate (the “Amendment”), which increased the term loan facility to $160,000, increased the interest rate spread over a base rate and the quarterly maturities over the existing term of the loan, and provided for increased flexibility in certain other terms and conditions of the term loan facility, including covenants

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

concerning financial condition, certain capital expenditures and required interest rate protection coverage. The Amendment also provides consent for the sale of the Company’s Education Station business, and modifies the required prepayments of amounts outstanding under the facility to 50% of the net cash proceeds from such sale. No changes were made to the agreement concerning the $30,000 revolving credit facility. The Company paid down $21,050 of the revolving loan with the proceeds from the Amendment.

At the Company’s election, the 2005 Term Loan and Amendment bears interest at the base rate or Eurodollar rate plus a margin, which was 300 basis points at June 30, 2006. Pursuant to the 2005 Term Loan and Amendment, quarterly principal payments based upon a 100-year amortization schedule are due through September 30, 2011 with two balloon payments in equal amounts due at the end of each of the following quarters. The obligations under the 2005 Term Loan are guaranteed by the Company and certain direct and indirect subsidiaries of the Company. These obligations are secured by a senior interest in substantially all of the assets of the consolidated subsidiaries of the Company.

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

The 2005 Term Loan and Amendment includes customary covenants for transactions of this type, including covenants limiting liens on assets of certain of the Company’s subsidiaries, certain asset sales, payment of dividends, incurrence of additional indebtedness, and mergers or fundamental business changes. On August 8, 2006 the Company amended certain financial covenants within the 2005 Term Loan and Amendment for the June 30, 2006 and subsequent quarterly reporting periods to provide additional flexibility to achieve these covenants (“Second Amendment”). Without the Second Amendment, the Company would not have been in compliance with two financial covenants at June 30, 2006 that require the Company to maintain a certain consolidated leverage ratio and an interest coverage ratio. The Company is in compliance with the financial covenants set forth in the Second Amendment. As a result of the Second Amendment, the Company has only recorded amounts due within the next twelve months as the current portion of long term debt as of June 30, 2006.

Of the $30,000 revolving credit facility, $16,895 was available to the Company due to revolving loan borrowings of $11,950 and outstanding standby letters of credit totaling $1,155 as of June 30, 2006.

6. Commitments and Contingencies

In connection with the acquisition of the pre-K-12 business from Laureate, the Company and Laureate entered into a three-year shared services agreement that expired June 30, 2006. Under the terms of the shared service agreement, the Company provided certain support services including, but not limited to, specified accounting, benefits, information technology, human resources, purchasing and payroll services to Laureate. Conversely, Laureate provided certain support services, primarily in the areas of tax, treasury, and facilities administration to the Company. Laureate and the Company are considered related parties because two individuals, one of whom is the Company’s CEO, serve on the Board of Directors of both companies.

The shared services agreement provided for the Company to receive net payments each month of $255. These payments were accounted for as a reduction of general and administrative expenses. The agreement also allowed for specified volume-based increases to the fees attributable to the services. Significant provisions of the shared services agreement were extended through December 31, 2006. The Company is in the process of negotiating the specific terms of the extension with Laureate, including the services to be provided and related fees.

The Company is subject to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company’s financial position.

The Company maintains a number of standby letters of credit totaling $1,155 as of June 30, 2006 to guarantee certain of its insurance programs and the potential payment under a franchisee acquisition through 2008.

The Company has guaranteed certain bank loans of franchisees related to financing the purchase of educational programs and other purchased instructional material. Of the $691 of available credit under this program, $206 was outstanding at June 30, 2006. These guarantees are secured by the assets of the business of the individual franchisee utilizing this financing arrangement.

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

Prior to January 1, 2006, the Company accounted for all stock-based awards under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“Opinion 25”), as permitted by Statement 123. On January 1, 2006, the Company adopted the provisions of Statement 123(R) using the “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized beginning with the effective date for (a) all new share-based payments granted after the effective date; (b) all awards modified, repurchased, or cancelled after the effective date; and (c) the remaining portion of the requisite service under previously-granted unvested awards outstanding as of the effective date. For options that vest ratably, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

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

As a result of adopting Statement 123(R), the Company’s income before income taxes, income from continuing operations, and net income for the three months ended June 30, 2006 are $176, $105 and $113 lower, respectively, and $263, $157 and $165 lower, respectively, for the six months ended June 30, 2006 than if the Company had continued to account for share-based compensation under Opinion 25. Diluted net income per share for the six months ended June 30, 2006 was $0.01 lower as a result of adopting Statement 123(R). Results for prior periods have not been restated.

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the six month period ended June 30, 2006, the Company recognized a $221 excess tax benefit classified as a financing cash inflow that would have been classified as an operating cash inflow if the Company had continued to classify these cash flows according to the requirements of Opinion 25.

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

For all stock options granted after May 14, 2004, the Company used the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Black-Scholes and other option valuation models require the input of highly subjective assumptions. These assumptions may change in future periods, and the effects could be material. Significant assumptions used during the year to estimate the fair value of stock options are described below:

•	Expected Term. Because the Company was formed in June 2003, it has limited historical experience regarding its employees’ exercise and post-vesting employment termination behavior. The Company’s options have the characteristics of “plain vanilla” options described in Staff Accounting Bulletin No. 107 (“SAB 107”), and as such, the expected term is calculated using SAB 107’s simplified method.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

•	Expected Volatility. Because the Company’s common stock has only been publicly traded since September 2004, the expected stock price volatility over the expected life of granted options has been based on published volatility measures of companies with similar characteristics.

•	Expected Dividend Yield. The Company does not anticipate paying dividends in the foreseeable future.

•	Risk-Free Interest Rates. The risk-free interest rates for stock options are based on the U.S. Treasury yield curve rates in effect at the time of grant for maturities similar to the expected term of the stock options.

The weighted average assumptions used in the 2006 valuation model are presented in the table below.

Six months ended June 30, 2006
Expected term (in years)	6.02
Expected volatility	40%
Expected dividend yield	0%
Risk-free interest rate (range)	4.92 – 5.13%

The following assumptions (weighted averages) were used in calculating 2005 pro forma stock compensation expense:

Six months ended June 30, 2005
Expected life (in years)	4
Expected volatility	46%
Expected dividend yield	0.00%
Risk-free interest rate (range)	3.81 – 4.08%

The weighted average estimated fair value of stock-based awards granted during the three months ended June 30, 2006 and 2005 was $3.85 and $5.41, respectively, and $3.85 and $5.16 during the six months ended June 30, 2006 and 2005, respectively.

For the purpose of pro forma disclosures, the estimated fair value of the options in periods prior to adoption of Statement 123(R) was expensed over the options’ vesting periods. The Company’s pro forma information is as follows:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income, as reported	$9,978	$17,471
Add: Stock-based employee compensation expense included in net income as reported, net of tax	92	185
Less: Stock-based employee compensation expense using prescribed fair value based methods, net of tax	(157)	(354)

Pro forma net income	$9,913	$17,302

Earnings per common share—basic
As reported	$0.23	$0.41
Pro forma	$0.23	$0.41
Earnings per common share—diluted
As reported	$0.23	$0.40
Pro forma	$0.23	$0.39

Description of Stock Option Plans

2003 Omnibus Stock Incentive Plan

During 2003, the Company adopted a stock option plan that provides for the granting of options to purchase up to 4,360,000 shares of common stock to selected employees and directors of the Company. Options to purchase 3,898,800 shares of common stock were granted under this plan. Of this amount, 104,000 shares immediately vested with the remainder vesting ratably over thirty-six or forty- eight months.

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

The annual automatic increases on January 1, 2006 and 2005 each resulted in 400,000 additional shares of common stock available for issuance under the 2004 stock option plan, and in consideration of shares already granted, 850,604 shares of common stock are available for issuance as of June 30, 2006. Options will vest ratably over a forty-eight month period.

The following tables summarize the Company’s stock option activity (options in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2005	3,586	$4.78
Granted	388	8.19
Exercised	(128)	3.93
Forfeited	(183)	9.57

Outstanding – June 30, 2006	3,663	$4.91	7.5	$11,534

Vested and expected to vest – June 30, 2006	3,569	4.79	7.4	$11,546

Exercisable – June 30, 2006	2,711	$4.17	7.2	$9,947

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 (June 30, 2006) and the exercise price, multiplied by the number of in-the-money options outstanding, whether vested or not vested.

The total intrinsic value of stock options exercised, based on the difference between the Company’s stock price at the time of exercise and the related exercise price, was $359 and $162 during the three month periods ended June 30, 2006 and 2005, respectively, and $551 and $171 during the six month periods ended June 30, 2006 and 2005, respectively.

The total fair value of stock options vested was $301 and $182 during the three month periods ended June 30, 2006 and 2005, respectively, and $504 and $395 during the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, unrecognized compensation cost related to stock options outstanding as of June 30, 2006 was $3,014 ($1,808 after income taxes), which is expected to be recognized over a weighted average remaining vesting period of 3.3 years.

8. Income Taxes

The Company’s income tax provisions for all periods consist of federal, state, and foreign income taxes. The tax provision for the three month period ended June 30, 2006 is based on the estimated effective tax rate applicable for the full year. Currently, the effective tax rate for the Company for the year ending December 31, 2006 is expected to be 40%. Due to potential changes in the mix of earnings between tax jurisdictions, the Company’s consolidated effective tax rate may fluctuate during 2006.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

9. Stockholders’ Equity and Comprehensive Income

Changes in the Company’s stockholders’ equity are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2005	$427	$192,608	$18,212	$461	$211,708
Options exercised for purchase of 128,114 shares of common stock, including excess income tax benefit of $221	1	723	—	—	724
Issuance of 102,649 shares of common stock for 401(k) match	2	845	—	—	847
Non-cash stock compensation expense	—	504	—	—	504
Comprehensive income:
Net income for 2006	—	—	7,612	—	7,612
Other comprehensive income:
Change in fair value of derivative financial instrument	—	—	—	(47)	(47)
Foreign currency translation adjustment	—	—	—	1,769	1,769

Balance at June 30, 2006	$430	$194,680	$25,824	$2,183	$223,117

The components of comprehensive income, net of related taxes, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$4,279	$9,978	$7,612	$17,471
Change in fair value of derivative financial instruments	(49)	(185)	(47)	178
Foreign currency translation adjustment	1,280	(1,564)	1,769	(2,794)

Comprehensive income	$5,510	$8,229	$9,334	$14,855

Income tax expense (benefit) related to the derivative financial instrument in the table above was $(33) and $(113) for the three months ended June 30, 2006 and 2005, respectively, and $2 and $109 for the six months ended June 30, 2006 and 2005, respectively. Income tax expense (benefit) related to the foreign currency translation adjustment in the table above was $(269) and $(169) for the three and six months ended June 30, 2005, respectively.

Components of accumulated other comprehensive income are summarized as follows:

	Foreign Currency Translation Adjustment	Derivative Financial Instruments	Total
Balance at December 31, 2005	$(128)	$589	$461
Gains (losses) recorded in other comprehensive income, net of tax	1,769	(47)	1,722

Balance at June 30, 2006	$1,641	$542	$2,183

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

10. Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of the numerators and denominators for basic and diluted earnings per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator
Income from continuing operations	$5,869	$11,728	$7,229	$18,510
Income (loss) from discontinued operations, net of tax	(1,590)	(1,750)	383	(1,039)

Net income	$4,279	$9,978	$7,612	$17,471

Denominator (shares in thousands)
Basic:
Weighted-average shares outstanding	42,917	42,598	42,835	42,592

Diluted:
Weighted-average shares outstanding	42,917	42,598	42,835	42,592
Dilutive effect of stock options	841	1,412	967	1,424

Total	43,758	44,010	43,802	44,016

Earnings per common share - basic
Income from continuing operations	$0.14	$0.28	$0.17	$0.43
Income (loss) from discontinued operations, net of tax	(0.04)	(0.05)	0.01	(0.02)

Net income	$0.10	$0.23	$0.18	$0.41

Earnings per common share - diluted
Income from continuing operations	$0.13	$0.27	$0.17	$0.42
Income (loss) from discontinued operations, net of tax	(0.03)	(0.04)	0.00	(0.02)

Net income	$0.10	$0.23	$0.17	$0.40

Since their exercise price exceeded the market value of the Company’s common stock, options to purchase 272,354 shares of common stock were excluded from the 2006 computations because the effect was antidilutive.

11. Employee Benefit Plan

The Company sponsors a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions of up to 20% of salary, subject to certain annual limitations. All employees are eligible after meeting certain minimum service requirements.

The Company may at its discretion make matching contributions, which are allocated to eligible participants. The Company made discretionary contributions to this plan of 102,649 shares of Educate, Inc. common stock during the three months ended June 30, 2006 valued at $845 and $741 in cash during the year ended December 31, 2005.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

12. Businesses and Geographic Segment Information

The Company is organized on the basis of educational services provided, and segments are business units that offer distinct services. The segments are managed separately as they have different customer bases and delivery channels. Reportable segments are as follows:

•	The Learning Center segment develops and delivers trusted, personalized tutoring programs and online instruction, including Sylvan Online, through a network of franchised and company-owned learning centers located primarily in North America and Europe. The Learning Center segment also provides online NCLB supplemental education services to qualifying students through NCLB Online. The Learning Center segment also develops and sells educational products and services primarily under the “Hooked on” brand name.

•	The Catapult Learning segment provides tutoring, other supplemental education services and special-needs services to public and private schools.

The Company evaluates performance and allocates resources based on operating income. Any significant intercompany sales or transfers are eliminated.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

The following tables set forth information on the Company’s reportable segments:

Three months ended June 30, 2006	Learning Center	Catapult Learning	Total
Revenues	$75,867	$26,624	$102,491

Segment profit before depreciation and amortization	14,469	5,310	19,779
Depreciation and amortization	(1,456)	(189)	(1,645)

Segment profit	$13,013	$5,121	$18,134

Segment assets at June 30, 2006	$417,123	$53,456	$470,579
Total expenditures for additions to long-lived assets	4,833	70	4,903

Three months ended June 30, 2005	Learning Center	Catapult Learning	Total
Revenues	$67,542	$25,193	$92,735

Segment profit before depreciation and amortization	20,543	6,521	27,064
Depreciation and amortization	(1,029)	(181)	(1,210)

Segment profit	$19,514	$6,340	$25,854

Segment assets at June 30, 2005	$368,492	$50,040	$418,532
Total expenditures for additions to long-lived assets	4,699	226	4,925

Six months ended June 30, 2006	Learning Center	Catapult Learning	Total
Revenues	$142,597	$52,819	$195,416

Segment profit before depreciation and amortization	21,692	10,223	31,915
Depreciation and amortization	(2,837)	(395)	(3,232)

Segment profit	$18,855	$9,828	$28,683

Segment assets at June 30, 2006	$417,123	$53,456	$470,579
Total expenditures for additions to long-lived assets	10,058	155	10,213

Six months ended June 30, 2005	Learning Center	Catapult Learning	Total
Revenues	$124,993	$50,237	$175,230

Segment profit before depreciation and amortization	32,767	12,239	45,006
Depreciation and amortization	(2,265)	(311)	(2,576)

Segment profit	$30,502	$11,928	$42,430

Segment assets at June 30, 2005	$368,492	$50,040	$418,532
Total expenditures for additions to long-lived assets	9,618	464	10,082

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

The following tables reconcile the reported information on segment profit and assets to income from continuing operations before income taxes and total assets reported in the consolidated statements of income and balance sheets:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Segment profit	$18,134	$25,854	$28,683	$42,430
Corporate depreciation and amortization	(442)	(402)	(869)	(811)
General and administrative costs	(4,730)	(3,179)	(8,937)	(6,725)
Other expense	(3,143)	(3,357)	(6,829)	(5,039)

Income from continuing operations before income taxes	$9,819	$18,916	$12,048	$29,855

June 30, 2006
Total assets for reportable segments	$470,579
Unallocated corporate assets	15,394
Assets of discontinued operations held for sale	6,066

Total assets	$492,039

Revenues by geographic area are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
United States	$91,581	$83,464	$174,527	$156,992
Other	10,910	9,271	20,889	18,238

Consolidated total	$102,491	$92,735	$195,416	$175,230

Revenues are attributed to countries based on the location of the customer. No country other than the United States represents more than 10% of consolidated revenues for any period presented. Substantially all long-lived assets are located in the United States.

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

Future events and actual results could differ materially from those set forth in the forward-looking statements as a result of many factors. The following factors are some of the factors that might cause such a difference: the development and expansion of the Sylvan Learning franchise system; changes in the relationships among Sylvan Learning and its franchisees; the Company’s ability to effectively manage business growth; changes in the Company’s ability to effectively integrate recently acquired companies; the ability of the Company to sell its Education Station business; increased competition from other educational service providers; changes in laws and government policies and programs; changes in the acceptance of the Company’s services and products by institutional customers and consumers; changes in customer relationships; acceptance of new programs, services and products by institutional customers and consumers; changes in the expected seasonality of operating results; global economic conditions, including interest and currency rate fluctuations and inflation rates; fluctuations in the Company’s consolidated effective tax rate due to potential changes in the mix of earnings; and the other factors described in this Form 10-Q. Additional information regarding these and other risk factors and uncertainties are set forth from time to time in the Company’s filings with the Securities and Exchange Commission, available for viewing on the Company’s website www.educate-inc.com. These forward-looking statements are based on estimates, projections, beliefs and assumptions of management and speak only as of the date made and are not guarantees of future performance. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable securities law.

Overview

We are a leading international provider of tutoring and other supplemental education services to pre-kindergarten through twelfth grade, or pre-K-12, students. We operate through two business segments that offer distinct supplemental education programs and services from which we earn revenues. Through our Learning Center segment, we deliver diagnostic, prescriptive tutoring programs, principally through a network of 908 territories supporting 1,136 Sylvan branded franchised and company-owned learning centers primarily in North America. In addition, the Learning Center segment offers online instruction in participating franchised and company-owned centers through Sylvan Online and in participating school districts through NCLB Online. Our Learning Center segment also provides tutoring services in Europe under the Schülerhilfe brand name and delivers educational products including the highly regarded “Hooked on” early reading, math and study skills programs and Reading Rainbow television programs. We also provide tutoring, other supplemental education services and special needs services to public and private schools through government-funded contracts in our Catapult Learning segment under Catapult Learning and other brand names.

On October 27, 2005, we announced our intention to sell our Education Station business, which delivers site-based No Child Left Behind services to public schools. Education Station is a component unit within the Catapult Learning operating segment. Existing Education Station contracts will be served and the Company anticipates the completion of the sale prior to the 2006-2007 school year. We have received a letter of intent to purchase the business and are negotiating the terms of sale with this potential buyer. We do not expect to incur a loss upon the sale of Education Station. See Note 2 to our unaudited consolidated financial statements in this Form 10-Q for further information regarding this transaction. The operations of Education Station are classified as discontinued operations for all periods presented.

Our revenues and operating income are characterized by significant seasonal fluctuations as described below.

Educate, Inc.

Seasonality and Other Quarterly Fluctuations

The following table sets forth selected information related to seasonality and other quarterly fluctuations:

	2006		2005
(Dollars in millions)	First Quarter	Second Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues:
Learning Center	$66.7	$75.9	$57.5	$67.5	$66.5	$52.8
Catapult Learning	26.2	26.6	25.0	25.2	12.0	23.8

Total revenues	$92.9	$102.5	$82.5	$92.7	$78.5	$76.6
Percentage of annual revenues	N/A	N/A	25%	28%	24%	23%
Operating income	$5.9	$9.8	$12.6	$22.3	$10.3	$0.4
Income (loss) from continuing operations	$1.4	$5.9	$6.8	$11.7	$5.2	$(1.7)

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

Second Quarter. In our Learning Center segment, we generally experience a higher level of revenues as we benefit from our continued investment in advertising, delivery of services in our company-owned territories and increased receipts of franchise royalties due to prepayment for summer programs. As our revenue mix shifts more towards company-owned revenues and away from franchise royalties, more revenues and profits will shift from the second quarter to the third quarter, our peak service delivery period in the Learning Center segment. In our Catapult Learning segment, we complete delivery of our institutional services in conjunction with the ending of the school year.

Third Quarter. The third quarter marks the peak delivery of services in our Learning Center segment. We recognize revenue as we deliver these services in our company-owned territories. However, with respect to our franchised territories, our royalties decline as the cash receipts our franchisees receive from their customers decline from peak second quarter levels. Our product sales are expected to modestly increase in this quarter as retailers purchase more educational products in preparation for back to school sales. Due to summer recess, we provide limited services in our Catapult Learning segment during this period, which results in the lowest segment revenue for the year. However, we gain visibility for the upcoming year because the majority of our institutional contracts are renewed during the third quarter.

Fourth Quarter. In our Learning Center segment, enrollments are at their lowest levels of the year as a result of lower advertising expenditures, students taking a greater number of vacations during the holiday season and parental optimism towards their children’s improved school performance associated with the beginning of a new school year. In addition, we experience lower revenues from franchise royalties in the fourth quarter as a result of prepayments by our franchisees’ customers in earlier quarters. In our products business, we believe that we may experience relatively higher revenues in this quarter due to new product introductions and restocking by our retail customers in expectation of higher sales during the holiday period. The period reflects increased revenues in Catapult Learning as schools are back in session and programs begin.

Other. The timing of school year services, advertising spending, critical enrollment periods, and new product introductions can affect our revenues at any time during the year.

As a result of the foregoing factors, we believe that quarter-to-quarter comparisons of our results of operations may not be a fair indicator and should not be relied upon as a measure of our future performance.

Educate, Inc.

Results of Operations

Comparison of results for the three months ended June 30, 2006 and 2005.

	Three months ended June 30,		% Increase (Decrease)
	2006	2005
	(Dollars in millions)
Revenues
Learning Center:
Franchise services-North American	$9.7	$10.8	(10)%
Company-owned centers-North American	50.0	38.5	30%
European	9.4	8.1	16%
Net product sales	6.8	10.1	(33)%

	75.9	67.5	12%

Catapult Learning	26.6	25.2	6%

Total	$102.5	$92.7	11%

Business Metrics
Sylvan Learning same territory revenue growth: (1)	3%	6%

Number of Sylvan Learning Territories as of June 30:
Franchisee-owned	732	735	0%
Company-owned	176	144	22%

Total	908	879	3%

Number of Sylvan Learning Centers as of June 30:
Franchisee-owned	882	889	(1)%
Company-owned	254	214	19%

Total	1,136	1,103	3%

(1)	“Same Territory” amounts include the results of territories for the identical months for each period presented in the comparison, commencing with the 13th full month each territory has been operating. Same territory growth is presented as the aggregate revenue growth (as adjusted for franchise acquisitions) for franchised and company-owned territories during the period. A territory reflects the geographically-specified area where an operator controls rights to provision of services under the Sylvan license agreement. Same territory amounts include revenue from additional centers opened in existing territories and online revenues, including NCLB Online revenues.

Revenues. The increase in revenue during the quarter ended June 30, 2006 of $9.8 million compared to the same period of the prior year was due to growth in the Learning Center segment of $8.4 million and growth of $1.4 million in the Catapult Learning segment. North American company-owned centers revenue increased by $11.5 million, European revenues increased $1.3 million, franchise services revenues declined by $1.1 million and net product sales decreased by $3.3 million. In the Catapult Learning segment, the school services and special needs businesses revenues increased $1.4 million compared to the prior year.

Learning Center—Revenues from North American company-owned territories increased approximately $11.5 million primarily as a result of the addition of 32 company-owned territories over the past year through acquisitions and openings and, to a lesser extent, as a result of same territory revenue growth of 3%, which was largely driven by an increase in online services. Excluding online services, company-owned revenue on a same territory basis declined compared to the prior year. Integration delays of the new company-owned centers were a major contributor to declines in the length of stay and revenues per enrollment, which negatively impacted revenues. Increased center management turnover and challenges faced by rapidly expanding the center management team strained our ability to smoothly transition new centers and to staff centers to generate expected levels of revenue growth. European revenues increased $1.3 million primarily due to increased enrollment across the Schülerhilfe network as franchised and company-owned territory revenues increased by 16% and 17%, respectively.

North American franchise services revenues declined by $1.1 million due to the decrease in the number of franchisee-owned territories resulting from our acquisitions exceeding new franchise territory openings during the past year combined with the fact that newly opened franchises generate lower average revenues than the more mature territories acquired by the Company during this period.

Educate, Inc.

Net product sales decreased by $3.3 million primarily because we introduced fewer new Sylvan Learning franchise programs in 2006 compared to 2005. In addition, we experienced significant initial orders in the 2005 comparison period as we opened new distribution channels in our newly acquired Hooked on Phonics business combined with delays in current year sales until the second half of the year as retailers shifted their order timing to coincide with the introduction of a number of new “Hooked on” products scheduled for release in the third and fourth quarters.

Revenues for the Learning Center segment represented 74% of our total revenues for the quarter ended June 30, 2006.

Catapult Learning—Our school services and special needs revenues increased $1.4 million due to new contract sales in the public and non-public school businesses and growth in the therapy services business. These increases were partially offset by the loss of some Gulf Coast contracts due to school closures following the hurricanes in that region in 2005. Results of the Catapult Learning segment do not include the results of the Education Station unit, which are reported as discontinued operations. See Note 2 to the unaudited consolidated financial statements in this Form 10-Q. Revenues for the Catapult Learning segment accounted for 26% of our total revenues for the quarter ended June 30, 2006.

	Three months ended June 30,		% Increase (Decrease)
	2006	2005
	(Dollars in millions)
Segment Operating Costs
Learning Center	$62.9	$48.0	31%
Catapult Learning	21.5	18.8	14%

Total Segment Operating Costs	$84.4	$66.8	26%

Segment Profit
Learning Center	$13.0	$19.5	(33)%
Catapult Learning	5.1	6.4	(20)%

Total Segment Profit	$18.1	$25.9	(30)%

Corporate Expenses
Corporate depreciation and amortization expenses	$0.4	$0.4	0%
General and administrative expenses	4.7	3.2	47%
Interest expense, net	3.0	1.9	58%
Other financing costs	—	1.5	(100)%
Foreign exchange losses and other	0.1	—	—
Income tax expense	4.0	7.2	(44)%

Total Corporate Expenses	12.2	14.2	(14)%

Income from continuing operations	$5.9	$11.7	(50)%

Business Metrics
Segment Operating Margin (1)
Learning Center	17%	29%
Catapult Learning	19%	25%

(1)	Segment operating margin is calculated by dividing segment profit by segment revenue.

Segment Operating Costs. Segment operating costs increased primarily due to the expansion, integration and operation of company-owned Learning Center territories including delivery of online services and the investment in developing new products and services.

Learning Center—Segment operating costs increased to 83% of operating revenue for the quarter ended June 30, 2006 compared to 71% in 2005. Segment operating costs increased by $14.9 million in 2006 compared to the prior year primarily as a result of the additional costs associated with operating and integrating the company-owned territories acquired and opened during the past year and servicing the increase in online tutoring sessions during this period. These increased costs consist primarily of instructional and advertising costs and also include additional regional and overall network management and overhead costs to ensure consistent and effective service delivery. Additional expenses were also incurred to develop new premium service offerings and a program for homework support. Segment costs also increased because we incurred expenses to develop an expanded set of “Hooked on” programs and to create an operating infrastructure to develop, produce and distribute new product offerings to an expanded distribution channel. European expenses related to Schülerhilfe increased by $0.9 million primarily due to higher costs to support revenue growth.

Educate, Inc.

Catapult Learning—Costs increased by $2.7 million, or 14% in 2006 compared to 2005 primarily due to increased service delivery costs associated with the higher revenue and increased business development costs as we sold new contracts to offset the contract losses in the Gulf Coast region.

Segment Operating Margin. Learning Center segment operating margins decreased in 2006 to 17% compared to 29% in 2005. The decreased margin is primarily related to the reduced revenue growth associated with the integration delays of the company-owned territories acquired during the past year combined with the additional costs associated with operating and integrating additional company-owned territories, and increasing expenditures for new program and product development as well as on an infrastructure capable of developing, producing and distributing new products in the future. The margin decline is also due to the related shift in revenue mix from franchise revenues to company-owned territory revenues. Absent the factors noted above, the operating income from an acquired territory is expected to be comparable to the royalty income earned from a franchisee in the year of acquisition, but the revenue and related expense increase substantially, resulting in a lower margin percentage. Catapult Learning segment operating margins were 19% in 2006 compared to 25% in 2005. This margin decline is primarily due to the negative impact of the contract losses in the Gulf Coast region, as well as the increased business development costs and lower operating margins on the replacement contracts.

Corporate Expenses. Corporate general and administrative and depreciation and amortization expenses increased to $5.1 million for the quarter ended June 30, 2006 from $3.6 million in 2005 in order to support the expansion of the business. Net interest expense increased by $1.1 million primarily as a result of higher debt levels and short-term interest rates on the credit facility. Other financing costs were $1.5 million in 2005 due to the refinancing of our credit facility in the second quarter of 2005 with no comparable transaction for the quarter ended June 30, 2006. Our income tax expense decreased to $4.0 million for the quarter ended June 30, 2006 from $7.2 million in 2005 due to higher pretax earnings in 2005, partially offset by a higher effective tax rate in 2006. Our effective tax rate was 40% and 38% for the quarters ended June 30, 2006 and 2005, respectively. The increase is primarily due to shifts of revenue and profits between states and state tax law changes. We expect the effective tax rate to be approximately 40% in 2006.

Results of Operations

Comparison of results for the six months ended June 30, 2006 and 2005.

	Six months ended June 30,		% Increase (Decrease)
	2006	2005
	(Dollars in millions)
Revenues
Learning Center:
Franchise services-North American	$18.8	$20.5	(8)%
Company-owned centers-North American	93.9	70.1	34%
European	18.1	16.2	12%
Net product sales	11.8	18.2	(35)%

	142.6	125.0	14%

Catapult Learning	52.8	50.2	5%

Total	$195.4	$175.2	12%

Business Metrics
Sylvan Learning same territory revenue growth: (1)	4%	7%

Number of Sylvan Learning Territories as of June 30:
Franchisee-owned	732	735	0%
Company-owned	176	144	22%

Total	908	879	3%

Number of Sylvan Learning Centers as of June 30:
Franchisee-owned	882	889	(1)%
Company-owned	254	214	19%

Total	1,136	1,103	3%

(1)	“Same Territory” amounts include the results of territories for the identical months for each period presented in the comparison, commencing with the 13th full month each territory has been operating. Same territory growth is presented as the aggregate revenue growth (as adjusted for franchise acquisitions) for franchised and company-owned territories during the period. A territory reflects the geographically-specified area where an operator controls rights to provision of services under the Sylvan license agreement. Same territory amounts include revenue from additional centers opened in existing territories and online revenues, including NCLB Online revenues.

Educate, Inc.

Revenues. The increase in revenue during the six months ended June 30, 2006 of $20.2 million compared to the same period of the prior year was due to growth in the Learning Center segment of $17.6 million and growth of $2.6 million in the Catapult Learning segment. North American company-owned centers revenue increased by $23.8 million, European revenues increased $1.9 million, franchise services revenues declined by $1.7 million and net product sales decreased by $6.4 million. In the Catapult Learning segment, the school services and special needs businesses revenues increased $2.6 million compared to the prior year.

Learning Center—Revenues from North American company-owned territories increased approximately $23.8 million primarily as a result of the addition of 32 company-owned territories since June 30, 2005 through acquisitions and openings and, to a lesser extent, as a result of same territory revenue growth of 4%, which was largely driven by an increase in online services. Excluding online services, company-owned revenue on a same territory basis declined compared to the prior year. Integration delays of the new company-owned centers were a major contributor to declines in the length of stay and revenues per enrollment, which negatively impacted revenues. Increased center management turnover and challenges faced by rapidly expanding the center management team strained our ability to smoothly transition new centers and to staff centers to generate expected levels of revenue growth. European revenues, which include both company-owned and franchise territory results, increased $1.9 million primarily due to increased enrollment, net of an unfavorable foreign currency exchange rate impact of $0.8 million.

North American franchise services revenues declined by $1.7 million due to the decrease in the number of franchisee-owned territories resulting from our acquisitions exceeding new franchise territory openings during the past year combined with the fact that newly opened franchises generate lower average revenues that the more mature territories acquired by the Company during this period.

Net product sales decreased by $6.4 million primarily because we introduced fewer new Sylvan Learning franchise programs in 2006 compared to 2005. In addition, we experienced significant initial orders in the 2005 comparison period as we opened new distribution channels in our newly acquired Hooked on Phonics business and because the 2005 period included relatively higher revenue from runoff of the prior owner’s direct marketing business, a channel we elected not to pursue. The Company has also experienced delays in current year sales until the second half of the year as retailers shifted their order timing to coincide with the introduction of a number of new “Hooked on” products scheduled for release in the third and fourth quarters.

Revenues for the Learning Center segment represented 73% of our total revenues for the six months ended June 30, 2006.

Catapult Learning—Our school services and special needs revenues increased $2.6 million due to new contract sales in the public and non-public school businesses and growth in the therapy services business. These increases were partially offset by the loss of some Gulf Coast contracts due to school closures following the hurricanes in that region in 2005. Results of the Catapult Learning segment do not include the results of the Education Station unit, which are reported as discontinued operations. See Note 2 to the unaudited consolidated financial statements in this Form 10-Q. Revenues for the Catapult Learning segment accounted for 27% of our total revenues for the six months ended June 30, 2006.

Educate, Inc.

	Six months ended June 30,		% Increase (Decrease)
	2006	2005
	(Dollars in millions)
Segment Operating Costs
Learning Center	$123.7	$94.5	31%
Catapult Learning	43.0	38.3	12%

Total Segment Operating Costs	$166.7	$132.8	26%

Segment Profit
Learning Center	$18.9	$30.5	(38)%
Catapult Learning	9.8	11.9	(18)%

Total Segment Profit	$28.7	$42.4	(32)%

Corporate Expenses
Corporate depreciation and amortization expenses	$0.9	$0.8	13%
General and administrative expenses	8.9	6.7	33%
Interest expense, net	5.6	3.7	51%
Other financing costs	1.1	1.5	(27)%
Foreign exchange (gains) and other	0.2	(0.1)	(300)%
Income tax expense	4.8	11.3	(58)%

Total Corporate Expenses	21.5	23.9	(10)%

Income from continuing operations	$7.2	$18.5	(61)%

Business Metrics
Segment Operating Margin (1)
Learning Center	13%	24%
Catapult Learning	19%	24%

(1)	Segment operating margin is calculated by dividing segment profit by segment revenue.

Segment Operating Costs. Segment operating costs increased primarily due to the expansion, integration and operation of company-owned Learning Center territories including delivery of online services and the investment in developing new products and services as well as programs to identify best practices in Learning Center operations.

Learning Center—Segment operating costs increased to 87% of operating revenue for the six months ended June 30, 2006 compared to 76% in 2005. Segment operating costs increased by $29.2 million in 2006 compared to the prior year primarily as a result of the additional costs associated with operating and integrating the company-owned territories acquired and opened during the past year, and servicing the increase in online tutoring sessions during this period. These costs consist primarily of instructional and advertising costs and also include additional regional and overall network management and overhead costs to ensure consistent and effective service delivery. Additional expenses were also incurred to develop new premium service offerings and a program for homework support. Segment costs also increased because we incurred expenses to develop an expanded set of “Hooked on” programs and to create an operating infrastructure to develop, produce and distribute new product offerings to an expanded distribution channel. Additional investments were made in identifying and implementing operational best practices to improve conversions of inquiries into enrollments and to improve the efficiency of our advertising expenditures. European expenses related to Schülerhilfe increased by $1.6 million primarily due to higher costs to support revenue growth, net of a favorable foreign currency exchange rate impact of $0.7 million.

Catapult Learning—Costs increased by $4.7 million, or 12% in 2006 compared to 2005 primarily due to increased service delivery costs associated with the higher revenue and increased business development costs as we sold new contracts to offset the contract losses in the Gulf Coast region.

Segment Operating Margin. Learning Center segment operating margins decreased in 2006 to 13% compared to 24% in 2005. The decreased margin is primarily related to the reduced revenue growth associated with the integration delays of the company-owned territories acquired during the past year combined with the additional costs associated with operating and integrating additional company-owned territories, and increasing expenditures for new program and product development as well as on an infrastructure capable of developing, producing and distributing new products in the future. The margin decline is also due to the related shift in revenue mix from franchise revenues to company-owned territory revenues. The operating income from an acquired territory is expected to be comparable to the royalty income earned from a franchisee in the year of acquisition, but the revenue and related

Educate, Inc.

expense increase substantially, resulting in a lower margin percentage. Catapult Learning segment operating margins were 19% in 2006 compared to 24% in 2005. This margin decline is primarily due to the negative impact of the contract losses in the Gulf Coast region, including the increased business development costs and lower operating margins on the replacement contracts.

Corporate Expenses. Corporate general and administrative and depreciation and amortization expenses increased to $9.8 million for the six months ended June 30, 2006 from $7.5 million in 2005 in order to support the expansion of the business. Net interest expense increased by $1.9 million primarily as a result of higher debt levels and short-term interest rates on the credit facility. Other financing costs decreased by $0.4 million due to lesser costs attributable to the credit facility debt refinanced in 2006 compared to debt refinanced in 2005. Our income tax expense decreased to $4.8 million for the six months ended June 30, 2006 from $11.3 million in 2005 due to higher pretax earnings in 2005, partially offset by a higher effective tax rate in 2006. Our effective tax rate was 40% and 38% for the six months ended June 30, 2006 and 2005, respectively. The increase is primarily due to shifts of revenue and profits between states and state tax law changes. We expect the effective tax rate to be approximately 40% in 2006.

Liquidity and Capital Resources

The following table summarizes major changes in our cash position during the six months ended:

	June 30, 2006	June 30, 2005
	(Dollars in millions)
Beginning cash balance	$2.4	$14.6
Operating activities – continuing operations	10.4	17.7
Operating activities – discontinued operations	6.6	3.4
Investing activities	(18.2)	(39.8)
Financing activities	11.5	18.7
Effect of exchange rates	0.6	0.1

Ending cash balance	$13.3	$14.7

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

For the six months ended June 30, 2006 and 2005, our cash flows from continuing operations were $10.4 million and $17.7 million, respectively. The decrease of $7.3 million was attributed primarily to a decrease in income from continuing operations before non-cash charges of $9.4 million and an increase in working capital and other assets of $2.0 million. Cash provided by operating activities of discontinued operations was $6.6 million in 2006 compared to $3.4 million in 2005.

Our investing activities have historically consisted of acquisitions of franchised territories and other businesses, investments in property and equipment and internally developed software and media. Our ability to make future acquisitions and investments in property and equipment will be dependent on the cash flows we generate from our operations and our ability to obtain additional capital.

During the six months ended June 30, 2006, we invested $0.7 million in Learning Center acquisitions, $5.5 million to acquire Reading Rainbow and GPN, and $10.4 million in property and equipment and internally developed software and media. See Note 3 to our unaudited consolidated financial statements in this Form 10-Q for more information regarding these acquisitions.

As described more fully in the Note 5 to our unaudited consolidated financial statements in this Form 10-Q, we amended our term loan facility, increasing the term loan outstanding from $139.0 million to $159.7 million at March 31, 2006. Using proceeds from the term loan amendment, $21.1 million of revolving credit borrowings were repaid. We had $16.9 million of available credit through the revolving credit facility as of June 30, 2006. On August 8, 2006, we amended certain financial covenants to provide additional flexibility to achieve these covenants for the June 30, 2006 and subsequent quarterly reporting periods. Without the amendment, we would not have been in compliance with two financial covenants at June 30, 2006. In July 2006, we repaid all outstanding borrowings under our revolving credit facility. As a result, we have $28.8 million available under that facility.

Educate, Inc.

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

Contractual Obligations

As noted above, we amended our term loan during the quarter ended March 31, 2006. Our total long term debt increased to $174.6 million at June 30, 2006 from $162.8 million at December 31, 2005, which increased the quarterly principal maturities and interest payments over the existing term of the loan. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

New Accounting Pronouncements

As more fully described in Note 7 to our unaudited consolidated financial statements in this Form 10-Q, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“Statement 123(R)”) effective January 1, 2006 using the “modified prospective” transition method. Accordingly, we have not restated results for prior periods. Under this transition method, compensation cost is recognized beginning with the effective date for (a) all new share-based payments granted after the effective date; (b) all awards modified, repurchased, or cancelled after the effective date; and (c) the remaining portion of the requisite service under previously-granted unvested awards outstanding as of the effective date. For options that vest ratably, we recognize compensation cost on a straight line basis over the requisite service period for the entire award.

We granted stock-based compensation awards during the second quarter of 2006. Accordingly, stock-based compensation expense for the second quarter of 2006 consists of awards granted during the quarter estimated in accordance with the provisions of Statement 123(R) and awards granted prior to, and unvested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”) that were granted under the 2003 Omnibus Stock Incentive Plan and the 2004 Omnibus Stock Incentive Plan. The option vesting period is typically thirty-six or forty-eight months under these plans. Unvested stock-based awards issued prior to May 14, 2004, the date the Company filed a registration statement with the SEC to sell its common stock in a public offering, and disclosed in the financial statements using the minimum value method (rather than the estimated fair value using an option-pricing model) were accounted for at the date of adoption using the intrinsic value method originally applied to those awards. As a result of adopting Statement 123(R), no future expense will be recognized for unvested options granted prior to May 14, 2004 that had no intrinsic value at the grant date.

Educate, Inc.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are still evaluating the impact of this pronouncement on our financial statements.

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

Foreign Currency Risk

During the quarter ended June 30, 2006, approximately 11% of our revenues were derived from customers outside the United States. Most of this business is transacted through international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize the exchange rate exposure of our operating margins. A hypothetical 10% adverse change in average annual foreign currency movements would have decreased both net income and cash flows for the six months ended June 30, 2006 by $0.2 million. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. We generally view our equity investment in foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on our net investment in foreign subsidiaries are reflected in other comprehensive income (loss). A hypothetical 10% average change in depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in our net investment in foreign subsidiaries of approximately $2.5 million at June 30, 2006.

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

Note 5 to our unaudited consolidated financial statements in this Form 10-Q provides information on our significant indebtedness. Note 6 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005 provides information on our interest rate swap agreements. The total notional amount of interest rate swaps at June 30, 2006 was $50.0 million, representing a settlement asset of $0.9 million. Assuming average variable rate debt levels, a one percentage point increase in interest rates would have increased interest expense by approximately $0.6 million for the six months ended June 30, 2006.

All the potential impacts noted above are based on sensitivity analysis performed on our financial position at June 30, 2006. Actual results may differ materially.

Item 4. Controls and Procedures.

The Company’s management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of

Educate, Inc.

1934, as amended (the “Exchange Act”)) as of June 30, 2006. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that the Company files or submits under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

The Company’s management, including the principal executive and principal financial officers, has evaluated any changes in the internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended June 30, 2006, and has concluded that there was no change that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on June 2, 2006 our stockholders were asked to vote upon the following matters:

(1)	the election of Directors for the upcoming year; and

(2)	the ratification of the selection of Ernst & Young LLP as the Company’s independent auditors for the year ending December 31, 2006.

The following table states the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter as applicable:

(1)	Election of Directors:

Name of Nominee:	Shares Voted For:	Shares Withheld:
Douglas Becker	37,492,464	2,822,529
Laurence Berg	35,317,283	4,997,710
Michael F. Devine, III	40,086,652	228,341
R. Christopher Hoehn-Saric	37,485,001	2,829,992
David W. Hornbeck	40,085,817	229,176
Cheryl Krongard	40,070,988	244,005
Aaron Stone	35,317,283	4,997,710
Michael D. Weiner	33,459,586	6,855,407
Raul Yzaguirre	34,921,633	5,393,360

Educate, Inc.

(2)	Selection of Ernst & Young LLP as auditors:

Shares Voted For	40,250,513
Shares Voted Against	20,599
Abstained	43,880
Broker Non-Votes	1

Item 5. Other Information.

On August 8, 2006, Educate Operating Company, LLC (“EOC”), a wholly-owned subsidiary of the registrant, Educate, Inc. (the “Company”), executed the Second Amendment (the “Amendment”) to the Amended and Restated Credit Agreement dated as of April 28, 2005 (the “Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and a syndicate of lenders that are also parties to the Agreement. The Agreement consists of a term loan facility in the amount of $160 million and a revolving credit facility of $30 million. The Amendment provides for increased flexibility in the Agreement’s financial covenants, including the required leverage ratio, interest coverage ratio and fixed charge coverage ratio, through December 31, 2007. Without the Amendment, the Company would not have been in compliance with the leverage and interest coverage covenants at June 30, 2006. The Company is in compliance with the financial covenants set forth in the Amendment. The Amendment also increases the interest rate spread over a base rate for term loan and revolving credit facility borrowings by an additional twenty-five basis points if the leverage ratio equals or exceeds 3.75:1.00.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Educate, Inc., a Delaware corporation. (1)

3.2	Amended and Restated By-Laws of Educate Inc., a Delaware corporation. (2)

4.1	Form of Registration Rights Agreement, by and among Educate, Inc., and certain of its stockholders. (2)

10.17

First Amendment and Consent, dated as of March 31, 2006, to the Amended and Restated Credit Agreement, dated as of April 28, 2005, among Educate Operating Company, LLC, the several banks and other financial institutions party thereto, Merrill Lynch Capital, as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent. (3)

10.18

Second Amendment, dated as of August 8, 2006, to the Amended and Restated Credit Agreement, dated as of April 28, 2005, among Educate Operating Company, LLC, the several banks and other financial institutions party thereto, Merrill Lynch Capital, as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent.

31(i).1	Certification of R. Christopher Hoehn-Saric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i).2	Certification of Kevin E. Shaffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of R. Christopher Hoehn-Saric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin E. Shaffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form 8-A filed on September 22, 2004.
(2)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-115496).
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATE, INC.

By:	/s/ Kevin E. Shaffer
Kevin E. Shaffer
Chief Financial Officer

Date: August 8, 2006