Form 10-Q
period 2006-09-30
EDUCATE INC
filed 2006-11-09
CIK 1286862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

The registrant had 43,013,977 shares of common stock outstanding as of November 3, 2006.

EDUCATE, INC.

Educate, Inc.

Consolidated Balance Sheets

(Dollar amounts in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,008	$2,414

Receivables:
Accounts receivable	46,747	51,883
Notes receivable	142	140

	46,889	52,023
Allowances	(3,839)	(4,764)

	43,050	47,259

Finished goods inventory	14,915	11,685
Prepaid expenses	6,142	3,246
Other current assets	2,346	1,958
Other receivables	5,355	5,667
Deferred income taxes	24	24
Assets of discontinued operations held for sale	—	1,683

Total current assets	78,840	73,936

Property and equipment:
Furniture and fixtures	5,925	5,190
Education materials	4,312	3,950
Computer equipment and software	13,098	10,770
Leasehold improvements	19,238	14,013

	42,573	33,923
Accumulated depreciation and amortization	(20,712)	(14,854)

	21,861	19,069

Intangible assets:
Goodwill	94,672	92,077
Tradenames	148,640	147,894
Franchise license rights	91,760	90,590
Other intangible assets	21,882	11,295

	356,954	341,856
Accumulated amortization	(5,371)	(2,957)

	351,583	338,899
Noncurrent assets of discontinued operations held for sale	—	9,755
Other assets	12,962	10,229

Total assets	$465,246	$451,888

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Balance Sheets (continued)

(Dollar amounts in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$35,289	$25,312
Accrued compensation and related benefits	9,716	13,203
Income taxes payable	395	724
Current portion of long-term debt	160,134	2,734
Deferred revenue	23,965	23,340
Other current liabilities	357	231

Total current liabilities	229,856	65,544

Long-term debt, less current portion	2,091	160,114
Other long-term liabilities	5,400	4,703
Deferred income taxes	13,465	9,819

Total liabilities	250,812	240,180
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.01, 120,000,000 shares authorized, 43,005,178 and 42,731,868 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	430	427
Additional paid-in capital	194,908	192,608
Retained earnings	17,342	18,212
Accumulated other comprehensive income	1,754	461

Total stockholders’ equity	214,434	211,708

Total liabilities and stockholders’ equity	$465,246	$451,888

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Operations

(Dollar amounts in thousands, except per share data)

(unaudited)

	Three months ended September 30,
	2006	2005
Revenues
Learning Center:
Service revenues:
Franchise services	$8,753	$9,447
Company-owned centers	49,391	48,553
Net product sales	7,635	8,495

Total Learning Center	65,779	66,495

Catapult Learning	15,541	12,045

Total revenues	81,320	78,540

Costs and expenses
Instructional and franchise operations costs (* see note below)	61,043	51,948
Marketing and advertising	9,183	7,013
Cost of goods sold	5,514	3,601
Depreciation and amortization	2,163	1,813
General and administrative expenses (* see note below)	4,010	3,851

Total costs and expenses	81,913	68,226

Operating income (loss)	(593)	10,314

Other income (expense)
Interest income	141	105
Interest expense	(3,426)	(2,159)
Foreign exchange gains (losses) and other	(16)	134

Income (loss) from continuing operations before income taxes	(3,894)	8,394

Income tax expense	(1,390)	(3,190)

Income (loss) from continuing operations	(5,284)	5,204
Loss from discontinued operations, net of income tax benefit of $1,327 in 2006 and $1,555 in 2005	(2,260)	(2,537)
Loss on disposal of discontinued operations, net of income tax benefit of $531	(938)	—

Net income (loss)	$(8,482)	$2,667

Earnings per common share - basic
Income (loss) from continuing operations	$(0.12)	$0.12
Loss from discontinued operations, net of tax	(0.08)	(0.06)

Net income (loss)	$(0.20)	$0.06

Earnings per common share – diluted
Income (loss) from continuing operations	$(0.12)	$0.12
Loss from discontinued operations, net of tax	(0.08)	(0.06)

Net income (loss)	$(0.20)	$0.06

*Line item includes non-cash stock compensation as follows:
Instructional and franchise operations costs	$167	$(3)
General and administrative expenses	87	54

Total	$254	$51

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Operations

(Dollar amounts in thousands, except per share data)

(unaudited)

	Nine months ended September 30,
	2006	2005
Revenues
Learning Center:
Service revenues:
Franchise services	$30,355	$32,573
Company-owned centers	158,614	132,265
Net product sales	19,407	26,650

Total Learning Center	208,376	191,488
Catapult Learning	68,360	62,282

Total revenues	276,736	253,770

Costs and expenses
Instructional and franchise operations costs (* see note below)	199,046	158,446
Marketing and advertising	26,720	22,590
Cost of goods sold	13,476	11,750
Depreciation and amortization	6,264	5,200
General and administrative expenses (* see note below)	12,947	10,576

Total costs and expenses	258,453	208,562

Operating income	18,283	45,208

Other income (expense)
Interest income	281	252
Interest expense	(9,137)	(5,907)
Other financing costs	(1,066)	(1,506)
Foreign exchange gains (losses) and other	(207)	202

Income from continuing operations before income taxes	8,154	38,249

Income tax expense	(6,209)	(14,535)

Income from continuing operations	1,945	23,714
Loss from discontinued operations, net of income tax benefit of $1,064 in 2006 and $2,192 in 2005	(1,877)	(3,576)
Loss on disposal of discontinued operations, net of income tax benefit of $531	(938)	—

Net income (loss)	$(870)	$20,138

Earnings per common share - basic
Income from continuing operations	$0.05	$0.56
Loss from discontinued operations, net of tax	(0.07)	(0.09)

Net income (loss)	$(0.02)	$0.47

Earnings per common share – diluted
Income from continuing operations	$0.04	$0.54
Loss from discontinued operations, net of tax	(0.06)	(0.08)

Net income (loss)	$(0.02)	$0.46

*Line item includes non-cash stock compensation as follows:
Instructional and franchise operations costs	$406	$185
General and administrative expenses	322	163

Total	$728	$348

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2006	2005
Operating activities
Net income (loss)	$(870)	$20,138
Loss from discontinued operations	1,877	3,576
Loss on disposal of discontinued operations	938	—

Income from continuing operations	1,945	23,714

Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation	5,734	4,407
Amortization	530	794
Bad debt expense	956	688
Deferred income taxes	4,309	6,353
Amortization of copyrights and software and media intangible assets	2,342	547
Non-cash stock compensation	728	348
Other financing costs	1,066	1,506
Other non-cash items	958	(256)
Changes in operating assets and liabilities:
Receivables	3,474	10,479
Prepaid expenses and other current assets	(3,279)	(2,325)
Inventory	(2,843)	(1,466)
Other assets	249	(1,074)
Accounts payable, accrued expenses, and other current liabilities	9,212	(1,206)
Income taxes payable	3,239	(1,388)
Deferred revenue	628	(4,656)
Accrued compensation and related benefits	(3,504)	(2,175)

Net cash provided by continuing operations	25,744	34,290

Adjustments for discontinued operations to reconcile net cash provided by continuing operations to net cash provided by (used in) operating activities:
Loss from discontinued operations, including loss on disposal	(2,815)	(3,576)
Loss on disposal of discontinued operations	938	—
Changes in operating assets and liabilities	6,192	(60)
Depreciation and other non-cash items	40	1,020

Net cash provided by (used in) discontinued operations	4,355	(2,616)

Net cash provided by operating activities	30,099	31,674

(continued on the following page)

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Cash Flows (continued)

(Dollar amounts in thousands)

(unaudited)

	Nine months ended September 30,
	2006	2005
Investing activities
Cash paid for acquired businesses, net of cash acquired (including acquisition costs of $749 in 2006 and $1,417 in 2005)	$(6,272)	$(34,973)
Cash paid for internally developed software and media	(6,485)	(3,556)
Purchases of property and equipment	(9,020)	(8,299)
Net investing activities of discontinued operations	(1,379)	(2,271)
Change in other assets	(2,403)	(1,978)

Net cash used in investing activities	(25,559)	(51,077)

Financing activities
Proceeds from exercises of stock options	690	992
Borrowings on revolving credit facility	13,000	13,000
Payments on revolving credit facility	(33,000)	(13,000)
Cash received upon issuance of debt	21,050	140,000
Payments on debt	(2,012)	(123,031)
Deferred financing costs	(922)	(427)
Change in other long-term liabilities	631	594

Net cash provided by (used in) financing activities	(563)	18,128
Effect of exchange rate changes on cash	617	(615)

Net change in cash and cash equivalents	4,594	(1,890)
Cash and cash equivalents at beginning of period	2,414	14,592

Cash and cash equivalents at end of period	$7,008	$12,702

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

(Dollars in thousands, except per share data)

1. Organization, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Educate, Inc. and subsidiaries (the “Company”) is an international provider of tutoring, other supplemental education services, and educational products and services to pre-kindergarten through twelfth grade, or pre-K-12, students. The Company is organized on the basis of educational services provided, and segments are business units that offer distinct services. The segments are managed separately as they have different customer bases and delivery channels. Reportable segments are as follows:

•	The Learning Center segment develops and delivers trusted, personalized tutoring programs through a network of 1,140 franchised and company-owned learning centers in 912 geographical territories in North America operated under the Sylvan brand name, and 1,047 European franchised and company-owned learning centers operated under the Schülerhilfe brand name. In addition, the Learning Center segment offers online instruction in participating franchised and company-owned territories through Sylvan Online and in participating school districts through NCLB Online. The Learning Center segment also develops and sells educational products and services primarily under the “Hooked on” and Reading Rainbow brand names. Sylvan, “Hooked on” and Reading Rainbow are some of the most highly recognized brand names in the supplemental education services industry.

•	The Catapult Learning segment provides tutoring, other supplemental education services and special-needs services to qualifying students of public and private schools through government-funded contracts under the Catapult Learning and other brand names.

Basis of Presentation

The unaudited interim financial information as of September 30, 2006, for the three month and nine month periods then ended, and for the comparable periods of the prior year, has been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

On August 23, 2006, the Company completed the sale of its Education Station business. The accompanying consolidated financial statements present the results of operations of Education Station as discontinued operations. See also Note 2.

On September 25, 2006 the Company announced that its Board of Directors had received a nonbinding proposal from a management group led by R. Christopher Hoehn-Saric, Chairman and Chief Executive Officer of the Company, and other investors to acquire all of the outstanding shares of the Company for $8.00 per share in cash.

The Company’s Board of Directors cautions the Company’s shareholders and others considering trading in its securities that the Board is reviewing the proposal and no decisions have been made with respect to the Company’s response to the proposal. There can be no assurance that any agreement will be executed or that any transaction will be approved or consummated.

Certain amounts previously reported for 2005 have been reclassified to conform to the 2006 presentation.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will adopt the provisions of FIN 48 effective January 1, 2007. The provisions of FIN 48 will be applied to all tax positions upon initial adoption. Only tax positions that meet a more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the balance sheet) for fiscal year 2007. The Company is still evaluating the impact of this pronouncement on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007, which the Company intends to adopt on January 1, 2008. The Company is still evaluating the impact of this pronouncement on its financial statements.

As more fully described in Note 7, the Company adopted the provisions of FASB Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“Statement 123(R)”) effective January 1, 2006.

2. Discontinued Operations

On October 27, 2005, the Company announced its intention to sell its Education Station business, which delivers site-based No Child Left Behind services to public schools. Education Station was a component unit within the Catapult Learning operating segment. On August 23, 2006, the Company completed the sale of its Education Station business to Knowledge Learning Corporation (“KLC”) for cash payments aggregating up to $6,000.

The aggregate purchase price of $6,000 consists of $3,000 paid into escrow at closing, and $1,000 payable on each of the first three anniversaries of the closing date. The amount in escrow is payable to the Company on three specific dates during the period beginning ninety days from the closing date and ending on July 31, 2007 upon the renewal by Education Station of certain contracts applicable to the 2005-2006 school year. The distribution of the escrow amount to the Company is contingent upon the renewal of contracts for the 2006-2007 school year comprising 65% of the revenue from those contracts. A pro rata portion of the escrow amount is payable to the Company on the three specific dates for the percentage of revenue renewed at each date through contract renewals until the full payout is reached. The fair value of the consideration to be received from KLC was estimated to be $5,520.

The Purchase Agreement includes a non-competition provision whereby the Company has agreed, for a period of five years after the closing date, not to engage in the site-based business conducted by Education Station. However, the Company is permitted to provide NCLB services online, and the Company’s franchisees within the Sylvan Learning Center business may also provide NCLB services in their current and future territories.

On the closing date, the Company and KLC also entered into a Technology License Agreement (“License Agreement”) whereby the Company granted a non-exclusive, non-transferable license to KLC of certain proprietary software used in providing real-time online NCLB services. The term of the License Agreement is four years, and provides for a license fee of $10,000, payable in three

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

installments of $3,000 within 30 days following each of the first three anniversaries of the closing date, and a final installment of $1,000 within 30 days following the fourth anniversary. KLC has the right to terminate the License Agreement if the Company fails to deliver the licensed technology within 30 days following the closing date, if KLC makes a warranty claim during the first year that cannot be timely remedied and results in a material impairment to KLC’s use of the licensed technology, or if the federal government terminates funding for NCLB services without replacing NCLB with, or approving, similar legislation.

On the closing date, the Company and KLC also entered into a Transition Services Agreement for the Company to provide certain information technology, finance, and human resources and benefits services to KLC for an initial term of one year for $2,000. The Transition Services Agreement may be terminated by KLC upon 30 days written notice, or by either party for default. The agreement also provides for possible renewal for two additional one-year terms.

As a result of the sale, the Company recorded a loss of $938 (or $0.02 per diluted common share), net of tax benefit of $531, which represented the difference between the fair value of the net proceeds received and the net assets sold. Goodwill in the amount of $353, representing a portion of the Catapult reporting unit goodwill, was assigned to Education Station and was included in the net assets sold in determining the loss on disposal. The Company incurred $750 in transaction costs in connection with the sale.

The sale of Education Station will allow management to focus greater attention and resources on the opportunities available in the Learning Center and remaining Catapult Learning businesses.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, the operations of Education Station are reported as discontinued operations for all periods presented. In addition, the net assets of Education Station were classified as assets held for sale at December 31, 2005.

Summarized operating results from the discontinued operations included in the Company’s consolidated statements of operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	$3	$365	$27,469	$26,441

Loss from discontinued operations before income taxes	(3,587)	(4,092)	(2,941)	(5,768)
Income tax benefit	1,327	1,555	1,064	2,192

Loss from discontinued operations	$(2,260)	$(2,537)	$(1,877)	$(3,576)

Assets and liabilities of the discontinued operations of Education Station as of the date of sale and as of December 31, 2005 were as follows:

	August 23, 2006	December 31, 2005
Current assets	$771	$1,683
Property and equipment, net	5,105	3,797
Other long-term assets	363	5,958
Long-term liabilities	531	—

Net assets of discontinued operations	$5,708	$11,438

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

The initial purchase price totaled approximately $5,608 including acquisition costs of $708. Contingent consideration may be payable to the seller based upon future revenues exceeding a threshold in any of the five annual periods commencing on the closing date. No amounts are currently payable nor are amounts expected to be paid under the contingent consideration provisions of the purchase agreement.

The final purchase price allocation is pending determination of the fair value of the intangible assets acquired. The purchase price was preliminarily allocated to acquired assets, excluding goodwill, of $4,315, including inventory of $376 and identifiable amortizable and indefinite-lived intangible assets of $529 and $3,410, respectively. The Company recognized $1,293 of goodwill, all of which is expected to be deductible for tax purposes.

During the first quarter of 2006, the Company purchased two Sylvan Learning Center franchised territories comprising three centers. The combined purchase price of these territories was $902, consisting of cash and short term notes payable to the sellers, including acquisition costs of $15. The combined purchase price was preliminarily allocated to acquired assets, including accounts receivable of $2 and identifiable indefinite-lived intangible assets of $1,047, and liabilities assumed of $147, which consisted primarily of obligations to provide services to customers.

4. Intangible Assets Other Than Goodwill

A summary of other intangible assets at September 30, 2006 and December 31, 2005 is as follows:

	September 30, 2006
	Useful Life In Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Acquired backlog (Learning Center segment)	0.5	$115	$115	$—
Contract rights (Catapult Learning segment)	5	1,084	701	383
Schülerhilfe franchise license rights (Learning Center segment)	25	3,738	720	3,018
Customer list (Learning Center segment)	1	243	235	8
Copyrights (Learning Center segment)	3	1,272	1,014	258
Distribution agreements (Learning Center segment)	5	435	43	392
Internet domain names (primarily Learning Center segment)	10	108	4	104
Internally developed software and media (Learning Center segment)	5-7	15,215	2,539	12,676

Total intangible assets subject to amortization		22,210	5,371	16,839

Indefinite-lived intangible assets not subject to amortization:
Tradenames (Learning Center segment)	N/A	148,640	—	148,640
Learning Center franchise license rights	N/A	88,022	—	88,022
Licensing agreements (Learning Center segment)	N/A	3,410	—	3,410

Total indefinite-lived intangible assets		240,072	—	240,072

Total intangible assets other than goodwill		$262,282	$5,371	$256,911

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

	December 31, 2005
	Useful Life In Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Acquired backlog (Learning Center segment)	0.5	$115	$115	$—
Contract rights (Catapult Learning segment)	5	1,084	539	545
Schülerhilfe franchise license rights (Learning Center segment)	25	3,491	478	3,013
Customer list (Learning Center segment)	1	228	209	19
Copyrights (Learning Center segment)	3	1,137	672	465
Internally developed software and media (Learning Center segment)	5-7	8,731	944	7,787

Total intangible assets subject to amortization		14,786	2,957	11,829

Indefinite-lived intangible assets not subject to amortization:
Tradenames (Learning Center segment)	N/A	147,894	—	147,894
Learning Center franchise license rights	N/A	87,099	—	87,099

Total indefinite-lived intangible assets		234,993	—	234,993

Total intangible assets other than goodwill		$249,779	$2,957	$246,822

As of September 30, 2006, estimated future amortization expense of intangible assets subject to amortization is as follows:

Year ending December 31,
2006	$916
2007	4,364
2008	3,767
2009	3,233
2010	1,794
Thereafter	2,765

Total	$16,839

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

5. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2006	December 31, 2005
Senior term loan payable to a bank (“2005 Term Loan”) in quarterly installments through March 2012. The loan bears interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company (aggregating to 8.75% and 6.03% per annum at September 30, 2006 and December 31, 2005, respectively).	$159,247	$138,950
Revolving loan payable to a bank (under the “2005 Term Loan”) maturing April 27, 2009. The loan bears interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company.	—	20,000
Note payable, due in semi-annual installments through June 30, 2009. The note does not bear interest, and is recorded net of a discount of $145 and $221 at September 30, 2006 and December 31, 2005, respectively.	1,308	1,656
Various notes payable bearing interest at fixed rates ranging from 5.00% to 8.25% per annum.	1,670	2,242

	162,225	162,848
Less: current portion of long-term debt	(160,134)	(2,734)

Total long-term debt	$2,091	$160,114

On March 31, 2006, the Company amended the 2005 Term Loan with a bank syndicate (the “Amendment”), which increased the term loan facility to $160,000, increased the interest rate spread over a base rate and the quarterly maturities over the existing term of the loan, and provided for increased flexibility in certain other terms and conditions of the term loan facility, including covenants concerning financial condition, certain capital expenditures and required interest rate protection coverage. The Amendment also provides consent for the sale of the Company’s Education Station business, and modifies the required prepayments of amounts outstanding under the facility to 50% of the net cash proceeds from such sale. No changes were made to the agreement concerning the $30,000 revolving credit facility. The Company paid down $21,050 of the revolving loan with the proceeds from the Amendment. Of the $30,000 revolving credit facility, $28,570 was available to the Company due to outstanding standby letters of credit totaling $1,430 as of September 30, 2006.

At the Company’s election, the 2005 Term Loan and Amendment bears interest at the base rate or Eurodollar rate plus a margin, which was 325 basis points at September 30, 2006. Pursuant to the 2005 Term Loan and Amendment, quarterly principal payments based upon a 100-year amortization schedule are due through September 30, 2011 with two balloon payments in equal amounts due at the end of each of the following quarters. The obligations under the 2005 Term Loan are guaranteed by the Company and certain direct and indirect subsidiaries of the Company. These obligations are secured by a senior interest in substantially all of the assets of the consolidated subsidiaries of the Company.

The Amendment constituted a substantial modification of the terms of the prior agreement according to Emerging Issues Task Force Issue No. 96-19: Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and as a result, the Company wrote-off unamortized deferred financing costs of approximately $144 related to the prior term loan facility and expensed an additional $922 related to the modification during the quarter ended March 31, 2006.

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

As of September 30, 2006, the Company was not in compliance with certain financial covenants within the 2005 Term Loan, as amended and therefore is subject to the demand repayment provisions of that credit facility. As a result, the Company classified all outstanding debt under the 2005 Term Loan as a current liability in the balance sheet as of September 30, 2006. Management is

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

currently working with the lenders under the 2005 Term Loan to obtain covenant amendments for current and future quarterly reporting periods to return to compliance with the 2005 Term Loan agreement. The Company believes that its relations with the lenders under the 2005 Term Loan are good, and management believes that the appropriate amendments will be obtained in the near future.

6. Commitments and Contingencies

In connection with the acquisition of the pre-K-12 business from Laureate Education, Inc. (“Laureate”), the Company and Laureate entered into a three-year shared services agreement that expired June 30, 2006. Under the terms of the shared service agreement, the Company provided certain support services including, but not limited to, specified accounting, benefits, information technology, human resources, purchasing and payroll services to Laureate. Conversely, Laureate provided certain support services, primarily in the areas of tax, treasury, and facilities administration to the Company. Laureate and the Company are considered related parties because two individuals, one of whom is the Company’s CEO, serve on the Board of Directors of both companies.

On July 1, 2006, the Company and Laureate extended its shared service agreement through December 31, 2007 for a portion of the originally contracted services. Under the extended agreement, the Company will continue to provide specified accounting, benefits, human resources, purchasing and payroll services to Laureate through the end of 2007. Laureate will continue to provide to the Company certain facilities administration functions through the remainder of 2006.

The shared services agreement provides for the Company to receive net payments consisting of a base fee plus specified volume-based increases to the fees attributable to the services. The net base fees to be received by the Company under the extended agreement are approximately $127 each quarter. These payments are accounted for as a reduction of general and administrative expenses.

The Company is subject to legal actions arising in the ordinary course of its business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe any settlement would materially affect the Company’s financial position.

The Company maintains a number of standby letters of credit totaling $1,430 as of September 30, 2006 to guarantee certain of its insurance programs and the potential payment under a franchisee acquisition through 2008.

The Company has guaranteed certain bank loans of franchisees related to financing the purchase of educational programs and other purchased instructional material. Of the $680 of available credit under this program, $155 was outstanding at September 30, 2006. These guarantees are secured by the assets of the business of the individual franchisee utilizing this financing arrangement.

The Company has guaranteed a bank loan of the Sylvan National Advertising Fund (“Fund”) in the amount of $2.0 million, which expires in November 2006. All Sylvan Learning Centers pay advertising fees into the Fund, which coordinates national advertising campaigns for the benefit of the Learning Center network. The Fund is a separate legal entity, which the Company does not control. Provision of the guarantee allowed the Fund to obtain external financing at more favorable terms. The Company would be required to perform under the guarantee in the event of default on the loan by the Fund. An event of default under the 2005 Term Loan would be an event of default under this loan to the Fund.

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

Prior to January 1, 2006, the Company accounted for all stock-based awards under the intrinsic value recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations (“Opinion 25”), as permitted by Statement 123. On January 1, 2006, the Company adopted the provisions of Statement 123(R) using the “modified prospective”

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

method. Under the “modified prospective” method, compensation cost is recognized beginning with the effective date for (a) all new share-based payments granted after the effective date; (b) all awards modified, repurchased, or cancelled after the effective date; and (c) the remaining portion of the requisite service under previously-granted unvested awards outstanding as of the effective date. For options that vest ratably, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award.

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

As a result of adopting Statement 123(R), the Company’s income before income taxes, income from continuing operations, and net income for the three months ended September 30, 2006 are $163, $73 and $73 lower, respectively, and $426, $191 and $197 lower, respectively, for the nine months ended September 30, 2006 than if the Company had continued to account for share-based compensation under Opinion 25. There was no impact on diluted net income per share for the nine months ended September 30, 2006 as a result of adopting Statement 123(R). Results for prior periods have not been restated.

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

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

The weighted average assumptions used in the 2006 valuation model are presented in the table below.

Nine months ended September 30, 2006
Expected term (in years)	6.02
Expected volatility	40%
Expected dividend yield	0%
Risk-free interest rate (range)	4.92 – 5.13%

The following assumptions (weighted averages) were used in calculating 2005 pro forma stock compensation expense:

Nine months ended September 30, 2005
Expected life (in years)	4
Expected volatility	45%
Expected dividend yield	0%
Risk-free interest rate (range)	3.81 – 4.18%

The weighted average estimated fair value of stock-based awards granted during the three months ended September 30, 2005 was $5.60, and $3.85 and $5.36 during the nine months ended September 30, 2006 and 2005, respectively. The Company did not grant any share-based awards during the three month period ended September 30, 2006.

For the purpose of pro forma disclosures, the estimated fair value of the options in periods prior to adoption of Statement 123(R) was expensed over the options’ vesting periods. The Company’s pro forma information is as follows:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$2,667	$20,138
Add: Stock-based employee compensation expense included in net income as reported, net of tax	32	216
Less: Stock-based employee compensation expense using prescribed fair value based methods, net of tax	(194)	(548)

Pro forma net income	$2,505	$19,806

Earnings per common share—basic
As reported	$0.06	$0.47
Pro forma	$0.06	$0.46

Earnings per common share—diluted
As reported	$0.06	$0.46
Pro forma	$0.06	$0.45

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

The annual automatic increases on January 1, 2006 and 2005 each resulted in 400,000 additional shares of common stock available for issuance under the 2004 stock option plan, and after taking into account shares already granted, 875,979 shares of common stock are available for issuance as of September 30, 2006. Options vest ratably over a forty-eight month period.

The following tables summarize the Company’s stock option activity (options in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Life (in Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2005	3,586	$4.78
Granted	388	8.19
Exercised	(170)	4.03
Forfeited	(248)	9.08

Outstanding – September 30, 2006	3,556	$4.87	7.2	$12,246

Vested and expected to vest – September 30, 2006	3,437	$4.78	7.1	$12,073

Exercisable – September 30, 2006	2,784	$4.21	6.9	$10,999

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 (September 29, 2006) and the exercise price, multiplied by the number of in-the-money options outstanding, whether vested or not vested.

The total intrinsic value of stock options exercised, based on the difference between the Company’s stock price at the time of exercise and the related exercise price, was $132 and $1,128 during the three month periods ended September 30, 2006 and 2005, respectively, and $748 and $1,299 during the nine month periods ended September 30, 2006 and 2005, respectively.

The total fair value of stock options vested was $258 and $222 during the three month periods ended September 30, 2006 and 2005, respectively, and $762 and $617 during the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, unrecognized compensation cost related to stock options outstanding as of September 30, 2006 was $2,470 ($1,482 after income taxes), which is expected to be recognized over a weighted average remaining vesting period of 3.1 years.

8. Income Taxes

At the end of each interim period the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. The effective tax rate reflects anticipated investment tax credits, foreign tax rates, capital gains rates, and other available tax-planning alternatives. It also includes the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and carryforwards during the year. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

In arriving at this effective tax rate, no effect is included for the tax related to significant, unusual, or extraordinary items that will be separately reported or reported net of their related tax effect in financial statements for the interim period or for the year. The effective tax rate excludes the effects of changes in judgment about beginning-of-year valuation allowances and reversals of a prior-year reserve related to a tax loss contingency. Rather, these items are recorded as adjustments to tax expense in the interim period they are determined, and are not allocated to future interim periods.

During the three month period ended September 30, 2006, the Company recorded approximately $1,745 of additional tax expense as a result of increasing its valuation allowances related to certain state deferred tax assets, which reduced income from continuing operations and net income by that same amount in the three and nine month periods ended September 30, 2006. As a result, diluted net income per share was $0.04 lower for the three and nine months ended September 30, 2006.

Currently, the Company’s effective tax rate for the year ending December 31, 2006 is expected to be 55% excluding the impact of the valuation allowance for prior year state deferred tax assets. The estimated rate increased from the 40% rate estimated as of June 30, 2006 due to a decline in estimated book income for the full year and the effect of recording valuation allowances on certain current year state net operating losses. The Company concluded that unexpected current year operating losses has created uncertainties surrounding the realization of certain state deferred tax assets.

This rate change reduced income from continuing operations and net income by $1,202 and $1,338, respectively, or $0.03 per diluted common share, in the nine month period ended September 30, 2006.

9. Stockholders’ Equity and Comprehensive Income

Changes in the Company’s stockholders’ equity are summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2005	$427	$192,608	$18,212	$461	$211,708
Options exercised for purchase of 170,661 shares of common stock	1	687	—	—	688
Issuance of 102,649 shares of common stock for 401(k) match	2	845	—	—	847
Non-cash stock compensation expense	—	768	—	—	768
Comprehensive income:
Net loss for 2006	—	—	(870)	—	(870)
Other comprehensive income:
Change in fair value of derivative financial instrument	—	—	—	(260)	(260)
Foreign currency translation adjustment	—	—	—	1,553	1,553

Balance at September 30, 2006	$430	$194,908	$17,342	$1,754	$214,434

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

The components of comprehensive income, net of related taxes, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(8,482)	$2,667	$(870)	$20,138
Change in fair value of derivative financial instruments	(213)	208	(260)	386
Foreign currency translation adjustment	(217)	(772)	1,553	(3,566)

Comprehensive income (loss)	$(8,912)	$2,103	$423	$16,958

Income tax expense (benefit) related to the derivative financial instrument in the table above was $(134) and $128 for the three months ended September 30, 2006 and 2005, respectively, and $(132) and $237 for the nine months ended September 30, 2006 and 2005, respectively. Income tax expense (benefit) related to the foreign currency translation adjustment in the table above was $(123) and $(364) for the three and nine months ended September 30, 2005, respectively.

The components of accumulated other comprehensive income are summarized as follows:

	Foreign Currency Translation Adjustment	Derivative Financial Instruments	Total
Balance at December 31, 2005	$(128)	$589	$461
Gains (losses) recorded in other comprehensive income, net of tax	1,553	(260)	1,293

Balance at September 30, 2006	$1,425	$329	$1,754

10. Earnings Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

A reconciliation of the numerators and denominators for basic and diluted earnings (loss) per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Numerator
Income (loss) from continuing operations	$(5,284)	$5,204	$1,945	$23,714
Loss from discontinued operations, net of tax	(3,198)	(2,537)	(2,815)	(3,576)

Net income (loss)	$(8,482)	$2,667	$(870)	$20,138

Denominator (shares in thousands)
Basic:
Weighted-average shares outstanding	42,981	42,672	42,884	42,619

Diluted:
Weighted-average shares outstanding	42,981	42,672	42,884	42,619
Dilutive effect of stock options	—	1,494	807	1,448

Total	42,981	44,166	43,691	44,067

Earnings (loss) per common share - basic
Income (loss) from continuing operations	$(0.12)	$0.12	$0.05	$0.56
Loss from discontinued operations, net of tax	(0.08)	(0.06)	(0.07)	(0.09)

Net income (loss)	$(0.20)	$0.06	$(0.02)	$0.47

Earnings (loss) per common share - diluted
Income (loss) from continuing operations	$(0.12)	$0.12	$0.04	$0.54
Loss from discontinued operations, net of tax	(0.08)	(0.06)	(0.06)	(0.08)

Net income (loss)	$(0.20)	$0.06	$(0.02)	$0.46

Since their exercise price exceeded the market value of the Company’s common stock, options to purchase 623,021 shares of common stock were excluded from the 2006 computations because the effect was antidilutive. In accordance with FASB Statement No. 128, Earnings per Share, the Company uses income from continuing operations as the “control number” in determining whether potential common shares are dilutive.

11. Employee Benefit Plan

The Company sponsors a defined contribution retirement plan under section 401(k) of the Internal Revenue Code. The provisions of this plan allow for voluntary employee contributions of up to 20% of salary, subject to certain annual limitations. All employees are eligible after meeting certain minimum service requirements.

The Company may at its discretion make matching contributions, which are allocated to eligible participants. The Company made discretionary contributions to this plan of 102,649 shares of Educate, Inc. common stock valued at $847 during the nine months ended September 30, 2006 and $741 in cash during the year ended December 31, 2005.

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

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

The following tables set forth information on the Company’s reportable segments:

Three months ended September 30, 2006	Learning Center	Catapult Learning	Total
Revenues	$65,779	$15,541	$81,320

Segment profit before depreciation and amortization	4,698	882	5,580
Depreciation and amortization	(1,586)	(207)	(1,793)

Segment profit	$3,112	$675	$3,787

Three months ended September 30, 2005	Learning Center	Catapult Learning	Total
Revenues	$66,495	$12,045	$78,540

Segment profit before depreciation and amortization	15,965	13	15,978
Depreciation and amortization	(1,208)	(201)	(1,409)

Segment profit (loss)	$14,757	$(188)	$14,569

Nine months ended September 30, 2006	Learning Center	Catapult Learning	Total
Revenues	$208,376	$68,360	$276,736

Segment profit before depreciation and amortization	26,390	11,104	37,494
Depreciation and amortization	(4,422)	(602)	(5,024)

Segment profit	$21,968	$10,502	$32,470

Nine months ended September 30, 2005	Learning Center	Catapult Learning	Total
Revenues	$191,488	$62,282	$253,770

Segment profit before depreciation and amortization	48,733	12,251	60,984
Depreciation and amortization	(3,474)	(512)	(3,986)

Segment profit	$45,259	$11,739	$56,998

Educate, Inc.

Notes to Consolidated Financial Statements (Unaudited, continued)

(Dollars in thousands, except per share data)

The following tables reconcile segment profit to income (loss) from continuing operations before income taxes reported in the consolidated statements of income and segment assets to total assets reported on the consolidated balance sheet:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Segment profit	$3,787	$14,569	$32,470	$56,998
Corporate depreciation and amortization	(370)	(404)	(1,240)	(1,214)
General and administrative costs	(4,010)	(3,851)	(12,947)	(10,576)
Other expense	(3,301)	(1,920)	(10,129)	(6,959)

Income (loss) from continuing operations before income taxes	$(3,894)	$8,394	$8,154	$38,249

September 30, 2006
Learning Center segment assets	$417,856
Catapult Learning segment assets	32,573

Total assets for reportable segments	450,429
Unallocated corporate assets	14,817
Assets of discontinued operations held for sale	—

Total assets	$465,246

Revenues by geographic area are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
United States	$71,021	$70,643	$245,548	$227,635
Other	10,299	7,897	31,188	26,135

Consolidated total	$81,320	$78,540	$276,736	$253,770

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

Overview

We are a leading international provider of tutoring and other supplemental education services to pre-kindergarten through twelfth grade, or pre-K-12, students. We operate through two business segments that offer distinct supplemental education programs and services from which we earn revenues. Through our Learning Center segment, we deliver diagnostic, prescriptive tutoring programs, principally through a network of 912 territories supporting 1,140 Sylvan branded franchised and company-owned learning centers primarily in North America. In addition, the Learning Center segment offers online instruction in participating franchised and company-owned territories through Sylvan Online and in participating school districts through NCLB Online. Our Learning Center segment also provides tutoring services in Europe under the Schülerhilfe brand name and delivers educational products including the highly regarded “Hooked on” early reading, math and study skills programs and Reading Rainbow television programs. We also provide tutoring, other supplemental education services and special needs services to public and private schools through government-funded contracts in our Catapult Learning segment under Catapult Learning and other brand names.

On August 23, 2006, we completed the sale of our Education Station business, which delivered site-based No Child Left Behind services to public schools. Education Station was a component unit within the Catapult Learning operating segment. On the closing date we also entered into a Technology License Agreement and a Transition Services Agreement with the buyer of Education Station. See Note 2 to our unaudited consolidated financial statements in this Form 10-Q for further information regarding these transactions. The operations of Education Station are classified as discontinued operations for all periods presented.

Educate, Inc.

On September 25, 2006 we announced that our Board of Directors had received a nonbinding proposal from a management group led by R. Christopher Hoehn-Saric, Chairman and Chief Executive Officer of the Company, and other investors to acquire all of the outstanding shares of the Company for $8.00 per share in cash.

Our Board of Directors cautions the Company’s shareholders and others considering trading in its securities that the Board is reviewing the proposal and no decisions have been made with respect to the Company’s response to the proposal. There can be no assurance that any agreement will be executed or that any transaction will be approved or consummated.

Our revenues and operating income are characterized by significant seasonal fluctuations as described below.

Seasonality and Other Quarterly Fluctuations

The following table sets forth selected information related to seasonality and other quarterly fluctuations:

	2006			2005
(Dollars in millions)	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:
Learning Center	$66.7	$75.9	$65.8	$57.5	$67.5	$66.5	$52.8
Catapult Learning	26.2	26.6	15.5	25.0	25.2	12.0	23.8

Total revenues	$92.9	$102.5	$81.3	$82.5	$92.7	$78.5	$76.6
Percentage of annual revenues	N/A	N/A	N/A	25%	28%	24%	23%
Operating income (loss)	$5.9	$9.8	$(0.6)	$12.6	$22.3	$10.3	$0.4
Income (loss) from continuing operations	$1.4	$5.9	$(5.3)	$6.8	$11.7	$5.2	$(1.7)

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

First Quarter. In our Learning Center segment, we generally experience increased enrollments as a result of the initiation of advertising and increased parental focus on their children’s performance associated with the receipt of academic results from the first part of the school year. Our royalties increase as our franchisees begin to receive advance payment for services to be provided during the summer. Our products business experiences a slowdown in revenue due to softness in retailers’ sales in the post holiday period. In our Catapult Learning segment, we deliver services under school-based programs during this quarter.

Second Quarter. In our Learning Center segment, we generally experience a higher level of revenues as we benefit from our continued investment in advertising, delivery of services in our company-owned territories and increased receipts of franchise royalties due to prepayment for summer programs. As our revenue mix has shifted more towards company-owned revenues and away from franchise royalties, more revenues have shifted from the second quarter to the third quarter, our peak service delivery period in the Learning Center segment. In our Catapult Learning segment, we complete delivery of our institutional services in conjunction with the ending of the school year.

Third Quarter. The third quarter is a significant service delivery period in company-owned centers in our Learning Center segment. We recognize revenue as we deliver these services in our company-owned territories. However, with respect to our franchised territories, our royalties decline as the cash receipts our franchisees receive from their customers decline from peak second quarter levels. Our product sales are expected to modestly increase in this quarter as retailers purchase more educational products in preparation for back to school sales. Due to summer recess, we provide limited summer school services in our Catapult Learning segment during this period, which results in the lowest segment revenue for the year. However, we gain visibility for the upcoming year because the majority of our institutional contracts are renewed during the third quarter.

Educate, Inc.

Fourth Quarter. In our Learning Center segment, enrollments are at their lowest levels of the year as a result of lower advertising expenditures, students taking a greater number of vacations during the holiday season and parental optimism towards their children’s improved school performance associated with the beginning of a new school year. In addition, we experience lower revenues from franchise royalties in the fourth quarter as a result of prepayments by our franchisees’ customers in earlier quarters. In our products business, we believe that we may experience relatively higher revenues in this quarter due to new product introductions and as retailers restock in expectation of higher sales during the holiday period. The period reflects increased revenues in Catapult Learning as schools are back in session and programs begin.

Other. The timing of school year services, advertising spending, critical enrollment periods, changes in consumer behavior, and new product introductions can affect our revenues at any time during the year.

As a result of the foregoing factors, we believe that quarter-to-quarter comparisons of our results of operations may not be a fair indicator and should not be relied upon as a measure of our future performance.

Results of Operations

Comparison of results for the three months ended September 30, 2006 and 2005.

	Three months ended September 30,
	2006	2005	% Increase (Decrease)
	(Dollars in millions)
Revenues
Learning Center:
Franchise services-North American	$7.1	$8.1	(12)%
Company-owned centers-North American	43.0	43.1	0%
European	8.1	6.8	19%
Net product sales	7.6	8.5	(11)%

	65.8	66.5	(1)%
Catapult Learning	15.5	12.0	29%

Total	$81.3	$78.5	4%

Business Metrics
Sylvan Learning same territory revenue growth: (1)	(9)%	1%

Number of Sylvan Learning Territories as of September 30:
Franchisee-owned	737	723	2%
Company-owned	175	163	7%

Total	912	886	3%

Number of Sylvan Learning Centers as of September 30:
Franchisee-owned	888	877	1%
Company-owned	252	234	8%

Total	1,140	1,111	3%

(1)	“Same Territory” amounts include the results of territories for the identical months for each period presented in the comparison, commencing with the 13th full month each territory has been operating. Same territory growth is presented as the aggregate revenue growth (as adjusted for franchise acquisitions) for franchised and company-owned territories during the period. A territory reflects the geographically-specified area where an operator controls rights to provision of services under the Sylvan license agreement. Same territory amounts include revenue from additional centers opened in existing territories and online revenues, including NCLB Online revenues.

Revenues. The increase in revenue during the quarter ended September 30, 2006 of $2.8 million compared to the same period of the prior year was due to growth of $3.5 million in the Catapult Learning segment partially offset by a decrease in the Learning Center segment of $0.7 million.

Educate, Inc.

Learning Center—European revenues increased $1.3 million primarily due to increased enrollment across the Schülerhilfe network resulting in an increase of $0.9 million combined with a favorable exchange rate impact of $0.4 million. The enrollment gains were reflected in increased franchised and company-owned territory revenues of 18% and 12%, respectively.

Revenues from North American company-owned territories decreased by $0.1 million as an increase in the number of company-owned territories as a result of acquisitions and openings was offset by a decrease in same territory revenue of 9%. Same territory revenue declines were driven by a decline in inquiries which was partially offset by improved conversions but at a shorter average length of stay. Inexperienced center management as a result of company-owned centers acquired during 2005 and newly opened company-owned centers were also a major contributor to declines in the length of stay and revenues per enrollment, which negatively impacted revenues. Increased center management turnover and challenges faced by rapidly expanding the company-owned center management team strained our ability to smoothly transition new centers and to staff centers to generate expected levels of revenue growth.

North American franchise services revenues declined by $1.0 million due to the decline in inquiries during the period as well as a decrease in the number of mature franchisee-owned territories resulting from our acquisitions since September 30, 2005. Although new franchise territory openings have exceeded the number of acquisitions during the past year, newly opened franchises generate lower average revenues during the period of initial operation than the more mature territories acquired by the Company.

Net product sales decreased by $0.9 million primarily because we introduced fewer new Sylvan Learning franchisee educational programs in 2006 compared to 2005.

Revenues for the Learning Center segment represented 81% of our total revenues for the quarter ended September 30, 2006, compared to 85% in the comparable 2005 period.

Catapult Learning—Our school services and special needs revenues increased $3.5 million in this seasonally slower period due to success in obtaining new summer school contracts. Results of the Catapult Learning segment do not include the results of the Education Station unit, which was sold during the quarter and is reported as discontinued operations for all periods presented. See Note 2 to the unaudited consolidated financial statements in this Form 10-Q. Revenues for the Catapult Learning segment accounted for 19% of our total revenues for the quarter ended September 30, 2006, compared to 15% in the comparable 2005 period.

	Three months ended September 30,
	2006	2005	% Increase (Decrease)
	(Dollars in millions)
Segment Operating Costs
Learning Center	$62.7	$51.7	21%
Catapult Learning	14.8	12.2	21%

Total Segment Operating Costs	$77.5	$63.9	21%

Segment Profit (Loss)
Learning Center	$3.1	$14.8	(79)%
Catapult Learning	0.7	(0.2)	(450)%

Total Segment Profit (Loss)	$3.8	$14.6	(74)%

Corporate Expenses
Corporate depreciation and amortization expenses	$0.4	$0.4	0%
General and administrative expenses	4.0	3.9	3%
Interest expense, net	3.3	2.0	65%
Foreign exchange gains and other	—	(0.1)	—
Income tax expense	1.4	3.2	(56)%

Total Corporate Expenses	9.1	9.4	(3)%

Income (loss) from continuing operations	$(5.3)	$5.2	(202)%

Business Metrics
Segment Operating Margin (1)
Learning Center	5%	22%
Catapult Learning	4%	(2)%

Educate, Inc.

(1) Segment operating margin is calculated by dividing segment profit by segment revenue.

Segment Operating Costs. Segment operating costs increased primarily due to the expansion, integration and operation of company-owned Learning Center territories and the investment in developing new products and services. Cost of goods sold increased due to higher initial production costs incurred on newly developed products.

Learning Center—Segment operating costs increased to 95% of operating revenue for the quarter ended September 30, 2006 compared to 78% in 2005. Segment operating costs increased by $11.0 million in 2006 compared to the prior year primarily as a result of the additional costs associated with operating and integrating the company-owned territories acquired and opened during the past year as well as program development and product-related costs. These increased company-owned territory costs consisted primarily of instructional and advertising costs and also included additional regional and overall network management costs to ensure consistent and effective service delivery. Additional expenses were incurred to develop new premium service offerings and a program for homework support. Product-related expenses increased due to the incurrence of higher cost of goods sold for newly developed “Hooked on” programs in initial production runs and due to expenses for building an operating infrastructure to develop, produce and distribute new product offerings to an expanded distribution channel. Marketing costs also increased during the quarter as a result of new product introductions and development of channel partners. European expenses related to Schülerhilfe increased by $1.4 million, primarily due to higher costs to support revenue growth.

Catapult Learning—Costs increased by $2.6 million in 2006 compared to 2005, primarily due to increased service delivery and sales and marketing costs associated with the higher revenues earned during the current period.

Segment Operating Margin. Learning Center segment operating margins decreased in 2006 to 5% compared to 22% in 2005. The decreased margin is primarily the result of reduced revenues associated with the integration delays of the company-owned territories acquired during the past year, combined with the additional costs associated with operating and integrating additional company-owned territories, and greater expenditures for new program and product development as well as on the development of an infrastructure capable of developing, producing and distributing new products in the future. The decrease in operating margin is also due to increased cost of goods sold on new products in initial production runs, as well as the addition of some less expensive products sold at lower margins. The margin decline is also due to the related shift in revenue mix from franchise revenues to company-owned territory revenues. Absent the factors noted above, management expects the operating income from an acquired territory in the year after acquisition to be comparable to the royalty income earned from the franchisee in the prior year; but both the revenue and related expense increase substantially, resulting in a lower margin percentage. Catapult Learning segment operating margins were 4% in 2006 compared to (2)% in 2005. Operating margins increased over the prior year due to service expansion during this summer break period.

Corporate Expenses. Corporate general and administrative and depreciation and amortization expenses increased to $4.4 million for the quarter ended September 30, 2006 from $4.3 million in 2005 in order to support the expansion of the business. Net interest expense increased by $1.3 million, primarily as a result of higher debt levels and short-term interest rates on the credit facility. Our income tax expense decreased to $1.4 million for the quarter ended September 30, 2006 from $3.2 million in 2005, due to higher pretax earnings in 2005, partially offset by a higher effective tax rate in 2006. Also, during the third quarter we recorded a valuation allowance of approximately $1.7 million to fully reserve certain historical net state deferred tax assets due to uncertainty surrounding the future realization of these state tax benefits because of declines in operating results. Excluding this discrete tax charge our annual effective tax rate increased to 55% in the quarter ended September 30, 2006 compared to 38% for the quarter ended September 30, 2005. The increase is primarily due to not recording the tax benefit of pretax losses in certain states due to the uncertain realization of those benefits, the effect of permanent tax differences on lower pretax earnings, the mix of domestic and international pretax income, and state tax law changes.

Educate, Inc.

Results of Operations

Comparison of results for the nine months ended September 30, 2006 and 2005.

	Nine months ended September 30,
	2006	2005	% Increase (Decrease)
	(Dollars in millions)
Revenues
Learning Center:
Franchise services-North American	$25.9	$28.7	(10)%
Company-owned centers-North American	136.9	113.2	21%
European	26.2	23.0	14%
Net product sales	19.4	26.6	(27)%

	208.4	191.5	9%
Catapult Learning	68.3	62.3	10%

Total	$276.7	$253.8	9%

Business Metrics
Sylvan Learning same territory revenue growth: (1)	0%	3%

Number of Sylvan Learning Territories as of September 30:
Franchisee-owned	737	723	2%
Company-owned	175	163	7%

Total	912	886	3%

Number of Sylvan Learning Centers as of September 30:
Franchisee-owned	888	877	1%
Company-owned	252	234	8%

Total	1,140	1,111	3%

(1)	“Same Territory” amounts include the results of territories for the identical months for each period presented in the comparison, commencing with the 13th full month each territory has been operating. Same territory growth is presented as the aggregate revenue growth (as adjusted for franchise acquisitions) for franchised and company-owned territories during the period. A territory reflects the geographically-specified area where an operator controls rights to provision of services under the Sylvan license agreement. Same territory amounts include revenue from additional centers opened in existing territories and online revenues, including NCLB Online revenues.

Revenues. The increase in revenue during the nine months ended September 30, 2006 of $22.9 million compared to the same period of the prior year was due to growth in the Learning Center segment of $16.9 million and growth of $6.0 million in the Catapult Learning segment.

Learning Center—Revenues from North American company-owned territories increased approximately $23.7 million, primarily as a result of the addition of company-owned territories during 2005 through acquisitions and openings which were in operation during the entire nine months of 2006. Excluding online services, company-owned revenue on a same territory basis declined compared to the prior year. Inexperienced center management in the 2005 acquired and newly opened company-owned centers was a major contributor to declines in the length of stay and revenues per enrollment, which negatively impacted revenues. Increased center management turnover and challenges faced by rapidly expanding the center management team strained our ability to smoothly transition new centers and to staff centers to generate expected levels of revenue growth. European revenues, which include both company-owned and franchise territory results, increased $3.2 million, primarily due to increased enrollment, net of an unfavorable foreign currency exchange rate impact of $0.4 million.

North American franchise services revenues declined by $2.8 million due to a decline in inquiries which led to fewer students served in the third quarter as well as a decrease in the number of mature franchisee-owned territories resulting from our acquisitions of franchise territories during 2005. Although new franchise territory openings have exceeded the number of acquisitions during the past year, newly opened franchises generate lower average revenues during the period of initial operation than the more mature territories acquired by the Company.

Educate, Inc.

Net product sales decreased by $7.2 million primarily because we introduced fewer new Sylvan Learning franchisee educational programs in 2006 compared to 2005. Additionally, we experienced significant initial orders in the 2005 comparison period as we opened new distribution channels in our newly acquired Hooked on Phonics business and because the 2005 period included revenue from runoff of the prior owner’s direct marketing business, a channel we elected not to pursue.

Revenues for the Learning Center segment represented 75% of our total revenues for the nine months ended September 30, 2006 and 2005.

Catapult Learning—Our school services and special needs revenues increased $6.0 million due to new contract sales in the public and non-public school businesses, including new summer school contracts, as well as growth in the therapy services business. These increases were partially offset by the loss of some Gulf Coast contracts due to school closures following the hurricanes in that region in 2005. Results of the Catapult Learning segment do not include the results of the Education Station unit, which was sold during the quarter and is reported as discontinued operations for all periods presented. See Note 2 to the unaudited consolidated financial statements in this Form 10-Q. Revenues for the Catapult Learning segment accounted for 25% of our total revenues for the nine months ended September 30, 2006.

	Nine months ended September 30,
	2006	2005	% Increase (Decrease)
	(Dollars in millions)
Segment Operating Costs
Learning Center	$186.4	$146.2	27%
Catapult Learning	57.8	50.6	14%

Total Segment Operating Costs	$244.2	$196.8	24%

Segment Profit
Learning Center	$22.0	$45.3	(51)%
Catapult Learning	10.5	11.7	(10)%

Total Segment Profit	$32.5	$57.0	(43)%

Corporate Expenses
Corporate depreciation and amortization expenses	$1.2	$1.2	0%
General and administrative expenses	13.0	10.6	23%
Interest expense, net	8.9	5.7	56%
Other financing costs	1.1	1.5	(27)%
Foreign exchange (gains) and other	0.2	(0.2)	(200)%
Income tax expense	6.2	14.5	(57)%

Total Corporate Expenses	30.6	33.3	(8)%

Income from continuing operations	$1.9	$23.7	(92)%

Business Metrics
Segment Operating Margin (1)
Learning Center	11%	24%
Catapult Learning	15%	19%

(1)	Segment operating margin is calculated by dividing segment profit by segment revenue.

Segment Operating Costs. Segment operating costs increased primarily due to the expansion, integration and operation of company-owned Learning Center territories including delivery of online services and the investment in developing new products and services as well as programs to identify best practices in Learning Center operations. Cost of goods sold increased due to higher initial production costs incurred on newly developed products.

Learning Center—Segment operating costs increased to 89% of operating revenue for the nine months ended September 30, 2006 compared to 76% in 2005. Segment operating costs increased by $40.2 million in 2006 compared to the prior year primarily as a

Educate, Inc.

result of the additional costs associated with operating and integrating the company-owned territories acquired and opened during the past year, increased program development and product-related costs, and servicing the increase in online tutoring sessions during this period. The increased company-owned territory costs consist primarily of instructional and advertising costs and also include additional regional and overall network management costs to ensure consistent and effective service delivery. Additional expenses were incurred to develop new premium service offerings and a program for homework support. Product-related expenses increased due to the incurrence of higher cost of goods sold for newly developed “Hooked on” programs in initial production runs and due to expenses for building an operating infrastructure to develop, produce and distribute new product offerings to an expanded distribution channel. Marketing costs also increased during the period as a result of new product introductions and development of channel partners. Additional investments were made in identifying and implementing operational best practices to improve conversions of inquiries into enrollments and to improve the efficiency of our advertising expenditures. European expenses related to Schülerhilfe increased by $2.9 million, primarily due to higher costs to support revenue growth, net of a favorable foreign currency exchange rate impact of $0.3 million.

Catapult Learning—Costs increased by $7.2 million in 2006 compared to 2005, primarily due to increased service delivery costs associated with the higher revenue and increased business development costs as we sold new contracts to offset the contract losses in the Gulf Coast region and new summer school contracts.

Segment Operating Margin. Learning Center segment operating margins decreased in 2006 to 11% compared to 24% in 2005. The decreased margin is primarily the result of reduced same territory revenues associated with integration delays of company-owned territories acquired during 2005, combined with the additional costs associated with operating and integrating additional company-owned territories, and greater expenditures for new program and product development as well as on the development of an infrastructure capable of developing, producing and distributing new products in the future. The decrease in operating margin is also due to increased cost of goods sold on new products in initial production runs, as well as the addition of some less expensive products sold at lower margins. The margin decline is also due to the related shift in revenue mix from franchise revenues to company-owned territory revenues. Absent the factors noted above, management expects the operating income from an acquired territory in the year after acquisition to be comparable to the royalty income earned from the franchisee in the prior year; but both the revenue and related expense increase substantially, resulting in a lower margin percentage. Catapult Learning segment operating margins were 15% in 2006 compared to 19% in 2005. This margin decline is primarily due to the negative impact of the contract losses in the Gulf Coast region, including the increased business development costs and lower operating margins on the replacement contracts.

Corporate Expenses. Corporate general and administrative and depreciation and amortization expenses increased to $14.2 million for the nine months ended September 30, 2006 from $11.8 million in 2005, primarily to support the expansion of the business. Net interest expense increased by $3.2 million, primarily as a result of higher debt levels and short-term interest rates on the credit facility. Other financing costs decreased by $0.4 million due to lesser costs attributable to the credit facility debt refinanced in 2006 compared to debt refinanced in 2005. Our income tax expense decreased to $6.2 million for the nine months ended September 30, 2006 from $14.5 million in 2005, due to higher pretax earnings in 2005, partially offset by a higher effective tax rate in 2006. Also, during the third quarter we recorded a valuation allowance of approximately $1.7 million to fully reserve certain historical net state deferred tax assets due to uncertainty surrounding the future realization of these state tax benefits because of declines in operating results. Excluding this discrete tax charge, our annual effective tax rate increased to 55% for the nine months ended September 30, 2006 compared to 38% for the nine months ended September 30, 2005. The increase is primarily due to not recording the tax benefit of pretax losses in certain states due to the uncertain realization of those benefits, the effect of permanent tax differences on lower pretax earnings, the mix of domestic and international pretax income, and state tax law changes.

Liquidity and Capital Resources

The following table summarizes major changes in our cash position during the nine months ended:

	September 30, 2006	September 30, 2005
	(Dollars in millions)
Beginning cash balance	$2.4	$14.6
Operating activities – continuing operations	25.7	34.3
Operating activities – discontinued operations	4.4	(2.6)
Investing activities	(25.5)	(51.1)
Financing activities	(0.6)	18.1
Effect of exchange rates	0.6	(0.6)

Ending cash balance	$7.0	$12.7

Educate, Inc.

Historically, we have generated significant cash flows from our operations which have allowed us to meet our working capital needs and provide the cash we require to make investments in property and equipment, open new company-owned Learning Center territories, and acquire franchised territories and other businesses.

Our working capital requirements are favorably impacted by the fact that in our largest segment, the Learning Center segment, learning center operations generate positive working capital even during growth periods. In our Learning Center business, customers must pay in advance of services, which contributes to our cash position. Company-owned territories benefit from customer prepayment and, in connection with franchised territories, we receive royalty payments from franchisees based upon net cash collected in the prior month. Customers in our products business are granted payment terms customary in the industry. The products business has also used cash to develop new products and to finance production and growth in inventory levels during the current and prior years.

Our working capital needs are greater in our Catapult Learning segment because our customers are primarily public school districts that pay us in arrears, often 60 days or longer after we perform our services.

For the nine months ended September 30, 2006 and 2005, our cash flows from continuing operations were $25.7 million and $34.3 million, respectively. The decrease of $8.6 million was attributed primarily to a decrease in income from continuing operations before non-cash charges of $19.6 million, partially offset by an increase in working capital and other assets of $11.0 million. Cash provided by (used in) operating activities of discontinued operations was $4.4 million in 2006 compared to $(2.6) million in 2005.

Our investing activities have historically consisted of acquisitions of franchised territories and other businesses, investments in property and equipment and internally developed software and media. Our ability to make future acquisitions and investments in property and equipment will be dependent on the cash flows we generate from our operations and our ability to obtain additional capital.

During the nine months ended September 30, 2006, we invested $0.7 million in Learning Center acquisitions, $5.6 million to acquire Reading Rainbow and GPN, and $15.5 million in property and equipment and internally developed software and media. See Note 3 to our unaudited consolidated financial statements in this Form 10-Q for more information regarding these acquisitions.

As described more fully in the Note 5 to our unaudited consolidated financial statements in this Form 10-Q, we amended our term loan facility during the first quarter of 2006, increasing the term loan outstanding from $139.0 million to $159.7 million at March 31, 2006. Using proceeds from the term loan amendment, $21.1 million of revolving credit borrowings were repaid. As of September 30, 2006, the Company was not in compliance with certain financial covenants within the 2005 Term Loan, as amended and therefore is subject to the demand repayment provisions of that credit facility. As a result, the Company classified all outstanding debt under the 2005 Term Loan as a current liability in the balance sheet as of September 30, 2006. Management is currently working with the lenders under the 2005 Term Loan to obtain covenant amendments for current and future quarterly reporting periods to return to compliance with the 2005 Term Loan agreement. The Company believes that its relations with the lenders under the 2005 Term Loan are good, and management believes that the appropriate amendments will be obtained in the near future. In July 2006, we repaid all outstanding borrowings under our revolving credit facility.

Assuming we are successful in obtaining the appropriate amendments with regard to our 2005 Term Loan, we believe that cash flows from operations, available cash and credit facilities will be sufficient to meet our operating requirements, including expansion of our existing business, funding of program and software development and operating costs for the next year. Our future capital requirements will depend on many factors, including our rate of revenue growth, territory and other acquisitions and new company-owned center development, the expansion of sales and marketing activities, the timing of introductions of new services and enhancements to existing programs and products. We expect that we will, from time to time, continue to consider opportunities in the educational services industry for potential acquisitions of companies that complement our overall business strategy.

Contractual Obligations

As noted above, we amended our term loan during the quarter ended March 31, 2006, which increased the quarterly principal maturities and interest payments over the existing term of the loan. Our total debt decreased to $162.2 million at September 30, 2006 from $162.8 million at December 31, 2005. As discussed more fully above in Liquidity and Capital Resources, our $159.2 million term loan with a bank syndicate is currently in default as a result of covenant violations and therefore is subject to the demand repayment provisions of the loan agreement.

The Company also has other obligations recorded within long-term liabilities of $3.5 million that have no specified payment dates.

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

New Accounting Pronouncements

As more fully described in Note 7 to our unaudited consolidated financial statements in this Form 10-Q, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment (“Statement 123(R)”), effective January 1, 2006 using the “modified prospective” transition method. Accordingly, we have not restated results for prior periods. Under this transition method, compensation cost is recognized beginning with the effective date for (a) all new share-based payments granted after the effective date; (b) all awards modified, repurchased, or cancelled after the effective date; and (c) the remaining portion of the requisite service under previously-granted unvested awards outstanding as of the effective date. For options that vest ratably, we recognize compensation cost on a straight line basis over the requisite service period for the entire award.

We did not grant any stock-based compensation awards during the third quarter of 2006. Accordingly, stock-based compensation expense for the third quarter of 2006 consists of awards granted during the first and second quarters of 2006 estimated in accordance with the provisions of Statement 123(R) and awards granted prior to, and unvested as of, January 1, 2006 that were granted under the 2003 Omnibus Stock Incentive Plan and the 2004 Omnibus Stock Incentive Plan, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“Statement 123”). The option vesting period is typically thirty-six or forty-eight months under these plans. Unvested stock-based awards issued prior to May 14, 2004, the date the Company filed a registration statement with the SEC to sell its common stock in a public offering, and disclosed in the financial statements using the minimum value method (rather than the estimated fair value using an option-pricing model) were accounted for at the date of adoption using the intrinsic value method originally applied to those awards. As a result of adopting Statement 123(R), no future expense will be recognized for unvested options granted prior to May 14, 2004 that had no intrinsic value at the grant date.

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

As more fully described in Note 1 to our unaudited consolidated financial statements in this Form 10-Q, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) in June 2006 and Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“Statement 157”) in September 2006. We are still evaluating the impact of these pronouncements on our financial statements.

Educate, Inc.

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

Foreign Currency Risk

During the quarter ended September 30, 2006, approximately 13% of our revenues were derived from customers outside the United States. Most of this business is transacted through international subsidiaries, generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize the exchange rate exposure of our operating margins. A hypothetical 10% adverse change in average annual foreign currency movements would have decreased both net income and cash flows for the nine months ended September 30, 2006 by approximately $0.3 million. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. We generally view our equity investment in foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on our net investment in foreign subsidiaries are reflected in other comprehensive income (loss). A hypothetical 10% average change in depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in our net investment in foreign subsidiaries of approximately $2.5 million at September 30, 2006.

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

Note 5 to our unaudited consolidated financial statements in this Form 10-Q provides information on our significant indebtedness. Note 6 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005 provides information on our interest rate swap agreements. The total notional amount of interest rate swaps at September 30, 2006 was $50.0 million, representing a settlement asset of $0.6 million. Assuming average variable rate debt levels, a one percentage point increase in interest rates would have increased interest expense by approximately $0.9 million for the nine months ended September 30, 2006.

All the potential impacts noted above are based on sensitivity analysis performed on our financial position at September 30, 2006. Actual results may differ materially.

Item 4. Controls and Procedures.

The Company’s management, with the participation of our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that the Company files or submits under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

The Company’s management, including the principal executive and principal financial officers, has evaluated any changes in the internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended September 30, 2006, and has concluded that there was no change that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Educate, Inc., a Delaware corporation. (1)

3.2	Amended and Restated By-Laws of Educate Inc., a Delaware corporation. (2)

4.1	Form of Registration Rights Agreement, by and among Educate, Inc., and certain of its stockholders. (2)

10.17	First Amendment and Consent, dated as of March 31, 2006, to the Amended and Restated Credit Agreement, dated as of April 28, 2005, among Educate Operating Company, LLC, the several banks and other financial institutions party thereto, Merrill Lynch Capital, as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent. (3)

10.18	Second Amendment, dated as of August 8, 2006, to the Amended and Restated Credit Agreement, dated as of April 28, 2005, among Educate Operating Company, LLC, the several banks and other financial institutions party thereto, Merrill Lynch Capital, as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent. (4)

31(i).1	Certification of R. Christopher Hoehn-Saric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i).2	Certification of Kevin E. Shaffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of R. Christopher Hoehn-Saric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin E. Shaffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Educate, Inc.

(1)	Incorporated by reference to our Registration Statement on Form 8-A filed on September 22, 2004.

(2)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-115496).

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATE, INC.

By:	/s/ Kevin E. Shaffer
Name:	Kevin E. Shaffer
Title:	Chief Financial Officer

Date:	November 8, 2006