Form 10-K/A
period 2006-12-31
EDUCATE INC
filed 2007-04-30
CIK 1286862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note:

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Educate, Inc. (the “Company”) for the fiscal year ended December 31, 2006 is being filed for the purpose of providing the information required by Part III of the Annual Report on Form 10-K, which the Company is no longer incorporating by reference to its proxy statement. Part III is hereby amended and restated in its entirety. In addition, this Amendment No. 1 on Form 10-K/A is being filed to supplement the current disclosure in Note 16 of Item 8 of Part II with the tabular presentation of the adjustment to the financial statement line items in the quarters ended June 30, 2006 and September 30, 2006 as a result of the error discussed in Note 16.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A. In addition, a revised consent of Ernst & Young LLP, Independent Registered Public Accounting Firm is filed herewith as part of Item 15 of Part IV. No other information contained in the original filing is amended hereby. This amendment does not modify or update disclosures in the original filing. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original filing.

PART II

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Educate, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment, and an adverse opinion on the effectiveness of internal control over financial reporting.

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

Educate, Inc.

16. Quarterly Financial Data (Unaudited, dollar amounts in thousands, except per share data)

The unaudited consolidated quarterly financial information presented below has been prepared on the same basis as the consolidated financial statements and includes all adjustments necessary to state fairly the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for the full year or for any future period.

During the fourth quarter of 2006, as a result of the Company’s identification of a material weakness in internal control related to revenue cut-off, the Company performed a review of the timing of revenue recognition for product shipments by the Educate Products segment for each of the quarters during 2006. As a result of the review, management concluded that an error was made in the quarter ended June 30, 2006 through the recordation of revenue and cost of goods sold on certain shipments of product prior to the time that title was transferred to the customer as specified by customer terms. As a result of this error, revenue and cost of goods sold in the amount of $3,467 and $1,024 respectively, originally recorded in the quarter ended June 30, 2006, should have been recorded in the quarter ended September 30, 2006. The impact of the error on the Company’s financial condition at June 30, 2006, including current assets, liabilities and stockholders’ equity was not material and the error had no effect on cash or total operating cash flows.

The following tables present the impact of the error on previously reported amounts:

	Quarter Ended June 30, 2006
	(As Restated)	(As Previously Reported)	Increase (Decrease)
Net revenues	$99,024	$102,491	$(3,467)
Cost of goods sold	2,783	3,807	(1,024)
Operating income	10,519	12,962	(2,443)
Income tax expense	(2,967)	(3,950)	(983)
Income from continuing operations	4,409	5,869	(1,460)
Net income	$2,819	$4,279	$(1,460)
Net income per share - basic	$0.07	$0.10	$(0.03)

Net income per share - diluted	$0.06	$0.10	$(0.04)

	Quarter Ended September 30, 2006
	(Restated)	(As Previously Reported)	Increase (Decrease)
Net revenues	$84,787	$81,320	$3,467
Cost of goods sold	6,538	5,514	1,024
Operating income (loss)	1,850	(593)	2,443
Income tax expense	(2,373)	(1,390)	983
Loss from continuing operations	(3,824)	(5,284)	1,460
Net loss	$(7,022)	$(8,482)	$1,460
Net loss per share - basic	$(0.16)	$(0.20)	$0.04

Net loss per share - diluted	$(0.16)	$(0.20)	$0.04

Educate, Inc.

The following tables present certain quarterly information for each of the eight quarters ended December 31, 2006. The 2006 table has been restated to correct the error discussed above.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors is comprised of nine persons, each subject to re-election for a one-year term.

Pursuant to an agreement between Educate and Apollo Advisors, L.P. (“Apollo”), Apollo has the right, at any time until Apollo or its affiliates no longer beneficially own at least 50% of Educate’s outstanding common stock and have sold at least one share of common stock other than in the initial public offering of shares of stock of Educate (the “Educate IPO”), to require Educate to increase the size of its Board of Directors by two and to fill those vacancies with directors nominated by Apollo. Until such time that Apollo or its affiliates no longer beneficially own at least 33% of Educate’s outstanding common stock and have sold at least one share of common stock other than in the Educate IPO, Apollo will have the right to nominate four designees to Educate’s Board of Directors, and certain important matters relating to Educate’s operations will require the approval of the majority of directors nominated by Apollo. Messrs. Berg, Stone, and Weiner and Ms. Krongard were nominated by Apollo and were elected as directors at the 2006 annual meeting.

The following table sets forth certain information regarding our directors and executive officers as of March 1, 2007.

Name	Age	Position(s)
R. Christopher Hoehn-Saric	44	Chief Executive Officer; Chairman of the Board of Directors
Peter J. Cohen	52	President, Chief Operating Officer
Kevin E. Shaffer	44	Chief Financial Officer
Jeffrey H. Cohen	41	Executive Vice President
Christopher Paucek	36	President, Educate Products
C. Alan Schroeder	49	General Counsel, Secretary
Douglas L. Becker	41	Director
Laurence Berg	40	Director
Michael F. Devine, III	48	Director
David W. Hornbeck	65	Director
Cheryl Krongard	51	Director
Aaron Stone	34	Director
Michael D. Weiner	54	Director
Raul Yzaguirre	67	Director

R. Christopher Hoehn-Saric became our Chief Executive Officer in July 2003 and Chairman of our Board of Directors in April 2004. From February 2000 until July 2003, he was Chairman and Chief Executive Officer of Sylvan Ventures, the incubator subsidiary of our predecessor, Sylvan Learning Systems, Inc., which is now known as Laureate. He served as Chairman of the Board and Co-Chief Executive Officer of Sylvan Learning Systems, Inc. from April 1993 until February 2000. He also served as Sylvan Learning Systems, Inc. President from 1988 to 1993. He was a member of Sylvan Learning Systems, Inc.’s Board of Directors from 1986 through July 2003 and has been a member of Laureate’s Board of Directors since July 2003. Mr. Hoehn-Saric is also Senior Managing Director of Sterling Capital Partners, L.P.

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

Jeffrey H. Cohen is Executive Vice President. Previously, from July, 2003 to August, 2006, he was the President of Catapult Learning. He previously served in that role with Sylvan Learning Systems, Inc., which is now known as Laureate Education, Inc., from August 2001 to July 2003. Prior to joining Sylvan Learning Systems, Inc., from February 1998 until July 2001, he was with Prometric, Inc., a provider of computer-based assessment and examination services, serving first as the Vice President of Prometric’s Academic, Professional and Corporate Services Business Unit and later as the Senior Vice President for Business Unit Management. He also served as a political appointee in the Clinton Administration.

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

Douglas L. Becker has served as one of our directors since September 2004. Since February 2000, Mr. Becker has been the Chairman and Chief Executive Officer of Laureate Education, Inc., which was known prior to May 2004 as Sylvan Learning Systems, Inc. (together, “Laureate”). Previously, Mr. Becker served as President and Co-Chief Executive Officer of Laureate since April 1993. From February 1991 until April 1993, Mr. Becker was the Chief Executive Officer of the Sylvan Learning Center Division of Laureate. Mr. Becker is also Senior Managing Director of Sterling Capital Partners, LP. Mr. Becker also serves as a director of Constellation Energy Corporation.

Laurence Berg. Mr. Berg has served as one of our directors since March 2003 and served as Chairman of our Board of Directors from March 2003 to April 2004. Mr. Berg is a senior partner of Apollo Advisors, L.P., which, together with its affiliates, acts as managing general partner of the Apollo Investment Funds, a series of private securities investment funds. He has worked at Apollo since 1992. Prior to joining Apollo, Mr. Berg was a member of the Mergers and Acquisition Group at Drexel Burnham Lambert. Mr. Berg is also a director of Goodman Global Holdings, Jacuzzi Bath Inc., and Rexnord Inc.

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

David Hornbeck. Mr. Hornbeck has served as one of our directors since September 2004. With support from the Hewlett Foundation, Mr. Hornbeck is doing design work for a national advocacy organization for public education. Previously, Mr. Hornbeck served as President of the Children’s Defense Fund and, from October 2003 to December 2004, as President and Chief Executive Officer of the International Youth Foundation, a public foundation dedicated to bringing resources and attention to the needs of young people around the world. From 2000 to 2003, Mr. Hornbeck was self-employed as a writer and consultant. Previously, Mr. Hornbeck served as Superintendent of the Philadelphia Public Schools for six years, State Superintendent of Schools in Maryland for 12 years, Deputy Secretary of Education in Pennsylvania for four years, and a partner in the law firm of Hogan & Hartson. Mr. Hornbeck has been chairman of the board of the Carnegie Foundation for the Advancement of Teaching, the Children’s Defense Fund, and the Public Education Network and President of the Council of State School Officers.

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

Michael D. Weiner. Mr. Weiner has served as one of our directors since April 2006. Mr. Weiner was nominated for election by Apollo. Since September 2006, Mr. Weiner has served as Chief Legal Officer and Co-Chief Operating Officer of Ares Management, LLC, a private investment management firm. From 1992 until August 2006, Mr. Weiner served as the General Counsel of Apollo Management, L.P. Before joining Apollo in 1992, Mr. Weiner was a partner with Morgan, Lewis & Bockius, specializing in securities law, public and private financings, and corporate and commercial transactions. Mr. Weiner is also a director of Hughes Communications, Inc., SkyTerra Communications, Inc., and Goodman Global Holdings, Inc.

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

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics for Directors and Employees (the “Code of Ethics”), including the principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Copies of the Code of Ethics are available free of charge by writing to Investor Relations at 1001 Fleet Street, Baltimore, Maryland 21202. Any waivers of the Code of Ethics must be approved, in advance, by the full Board of Directors. Any amendments to, or waivers from the Code of Ethics must be approved, in advance, by the full Board of Directors. Any amendments to, or waivers from the Code of Ethics that apply to executive officers and directors will be posted on the “Corporate Governance” section of our Internet website located at www.educate-inc.com.

Audit Committee and Audit Committee Financial Expert

The Audit Committee meets with management and Educate’s independent auditors to: (i) review whether satisfactory accounting procedures are being followed by Educate and whether its internal accounting controls are adequate, (ii) monitor audit and non-audit services performed by the independent auditors, and (iii) approve fees charged by the independent auditors. The Audit Committee also reviews the performance of the independent auditors and selects annually the firm of independent auditors to recommend to the shareholders to audit Educate’s financial statements.

The Audit Committee consists of independent directors Messrs. Devine, Hornbeck and Yzaguirre. The Board of Directors has determined that Mr. Devine is an “audit committee financial expert” as that term is used in Item 407(d)(5) of Regulation S-K promulgated under the Securities Exchange Act. The current Audit Committee Charter is available on Educate’s website at www.educate-inc.com or you may request a copy by writing to the Company at Educate, Inc., Attention: General Counsel/Corporate Secretary, 1001 Fleet Street, Baltimore, Maryland 21202.

Shareholder Communication with the Board of Directors

Under Educate’s Bylaws, nominations for director may be made only by the Board of Directors or a committee thereof or by a stockholder of record who delivers notice along with the additional information and materials required by Educate’s Bylaws to Educate’s Corporate Secretary not less than 90 days and not more than 120 days before the first anniversary date of the mailing date for the preceding year’s annual meeting. Educate will only hold an annual meeting of stockholders if the Agreement and Plan of Merger dated as of January 28, 2007 (the “Merger Agreement”) by and among Edge Acquisition, LLC, a Delaware limited liability company (“Parent”), Edge Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Parent (“MergerCo”), and Educate is not adopted by Educate’s stockholders or the merger is not otherwise completed. A copy of Educate’s Bylaws may be obtained by writing to its General Counsel/Corporate Secretary at Educate, Inc., 1001 Fleet Street, Baltimore, Maryland 21202. A copy of Educate’s Bylaws has been filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that Educate’s executive officers and Directors, and persons who own more than ten percent of a registered class of Educate’s securities, file reports of ownership and changes in ownership with the SEC and provide Educate with copies of such reports. Educate has reviewed such reports received by it and written representations from its Directors and executive officers. Based solely on such review, Educate believes that all ownership filing requirements were made timely during 2006.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

Our Compensation Committee is responsible for evaluating and determining the compensation of all of our executive officers, including the senior executive officers who are named in the Summary Compensation Table of this annual report on Form 10-K (our “Named Executive Officers” or “NEOs”).

Our NEO compensation was designed to develop and foster the continued growth of the management team best suited to our operations, and to ensure that their compensation was appropriately linked to the long-term creation of value for our stockholders. We typically grant equity compensation with relatively long vesting thresholds in order to keep an emphasis on long-term growth. We also provide annual compensation that rewards our NEOs for success over a shorter period.

Compensation Committee Procedures

Our Compensation Committee (the “Compensation Committee”) consists of two independent directors, none of whom has ever been an officer or employee of Educate. The function of the Compensation Committee is to review and, if appropriate, amend, or recommend amendment of, Educate’s policies regarding the compensation of Educate’s executive officers and directors and to review and set, or recommend the setting of, compensation of Educate’s executive officers and directors. The Compensation Committee’s responsibilities also include administering Educate’s stock option plans and making decisions or recommendations regarding option grants to officers, directors and other employees. The Compensation Committee also periodically reviews Educate’s employee benefit plans that are intended to qualify under Section 401 of the Internal Revenue Code to determine whether any changes to those plans may be appropriate. The Compensation Committee meets at least once a year to review management performance and compensation; to approve compensation increase, bonus and option grants for the CEO; to review the compensation increases, bonuses and option grants for other executive officers; and to establish performance objectives for the executive officers. The Committee also meets on an as-needed basis to recommend compensation for newly created or expanded executive positions and as the need arises.

Our NEO Compensation Reflects our Core Values

The ultimate objective of our NEO compensation program is to increase stockholder value by fostering the management environment that will best develop our business. As a result, we structure our executive compensation programs to serve two principal objectives:

•

Attract, motivate and retain executives of outstanding ability and potential. We believe that our success depends on our ability to attract and retain the management team that will cultivate the highest levels of performance, service and integrity. We recognize that these candidates have a variety of career options, and that we must offer them attractive compensation packages while respecting the overarching interest of our stockholders in a fair compensation arrangement.

•

Maintain an appropriate relationship between executive compensation and the creation of stockholder value. We strive to provide compensation packages that will reward exceptional service to our company. We include components of both annual and long-term compensation to reflect our determination to keep management invested in our short-term success and our long-term growth.

2006 Compensation Review

During 2006 the Compensation Committee worked with an outside executive compensation firm to develop our NEO compensation program. Before the Compensation Committee recommended the new compensation program to the Board of Directors, however, the Company received a letter expressing an interest in acquiring the Company from a group including Mr. Hoehn-Saric and Mr. P. Cohen, the Chairman and Chief Executive Officer and the President and Chief Operating Officer, respectively. As a result of the expression of interest in acquiring the Company, the Board of Directors postponed the consideration of the NEO compensation program until after the termination of the consideration by the Company of the proposed transaction. Because the proposed transaction has been neither closed nor terminated, the Board has not yet considered adopting the NEO compensation program considered and approved by the Compensation Committee during 2006.

Annual Compensation

Base Salary

Pursuant to Mr. Hoehn-Saric’s employment agreement, he is entitled to an annual base salary of $400,000 (which was set at $500,000 for 2006), which must be reviewed annually for increases by the Board or the Compensation Committee. We do not have employment agreements with any other executive officer. All NEO salaries are set by the Compensation Committee, based on their skills, experience, level of responsibility, and individual accomplishments. The Compensation Committee also considers typical compensation levels paid by other companies in our industry to individuals with similar credentials. The Compensation Committee confers with our chief executive officer when setting base salaries for the other NEOs, but he did not participate in deliberations regarding his own salary.

Incentive Bonus

Our employment agreement with Mr. Hoehn-Saric provides that he is eligible for an annual performance bonus of up to 100% of his base salary if we meet certain performance goals based on our earnings before interest, taxes, depreciation and amortization (“EBITDA”). For 2006, the Company failed to achieve its targeted EBITDA, so no annual performance bonus was paid to Mr. Hoehn-Saric.

All other NEO’s are eligible for an annual performance bonus of a percentage of base salary if we meet certain performance goals based on our EBITDA. Potential annual payments are equal to 100% of base salary for Mr. P. Cohen, 60% of base salary for Mr. J. Cohen and 50% of base salary for Messrs Shaffer and Paucek. For 2006, the Company failed to achieve its targeted EBITDA, so no annual performance bonus was paid to the other NEO’s.

All other NEO’s are also eligible to receive discretionary cash bonuses based on their performance during the prior fiscal year. These bonuses are set by our Compensation Committee in consultation with Mr. Hoehn-Saric. All of these bonuses are designed to reward superior corporate performance, exceptional personal contributions, or a combination of both factors. Mr. J. Cohen was paid a bonus of $345,414 in connection with the Company’s sale of Education Station LLC in August 2006.

401(k) Contributions

All of our NEOs are entitled to participate in our 401(k) savings plan. Under this plan, each employee who has completed at least one year and 800 hours of service may contribute up to 100% of his or her eligible compensation, less applicable withholdings, and we will make 50% matching contributions to that employee’s account up to 6% of eligible compensation. We provide this compensation to our NEOs in order to remain competitive with compensation packages available in our industry generally and assist our employees with their retirement planning. Balances in the 401(k) account, which will vary based on contributions and the investment performance of each participant’s account, will be paid in a lump sum upon termination of employment.

Benefits

We provide additional benefits to our NEOs in order to remain competitive with compensation packages available in our industry generally and foster an attractive working environment. In many cases, these benefits are identical or substantially identical to those provided to all employees at the same location. For NEO’s, we also provide an auto allowance, parking subsidies, supplemental disability and supplemental health plan services and the ability to defer a portion of their eligible compensation through a deferred compensation plan.

Long-Term Compensation

We believe that a significant portion of our NEO compensation should be contingent on increases in the market price of our common stock, in order to ensure that our management team remains focused on growth in stockholder value. As a result, we emphasize longer-term equity compensation as a complement to our annual compensation arrangements. Our 2004 Omnibus Stock Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares. To date, we have only granted stock options and restricted stock to our NEOs under this Plan. We grant options and restricted stock awards with vesting periods of three of four years in order to create a strong incentive for our NEOs to remain part of our management team. Restricted stock is typically fully vested upon grant, but subject to restrictions on transfer that generally survive for three years after the date of grant; provided, however, if employment is terminated during such period, then the restrictions on transfer shall survive for five years from the date of termination of employment if such termination is by the Company for cause or by the employee for other than good reason. We did not grant any equity awards to our NEOs during 2005 or 2006 because of the Company’s performance level during those periods and also because grants made in 2003 and 2004 continued to vest during 2005 and 2006.

Post-Termination Payments

We do not have employment or severance agreements with any executive officer other than Mr. Hoehn-Saric.

In the event Mr. Hoehn-Saric’s employment with Educate is terminated as a result of his death or total disability, he will be entitled to all amounts of accrued but unpaid base salary and benefits through the date of such termination and the bonus that he would have been entitled to had he worked the full year during which his death or total disability occurred. In the event Mr. Hoehn-Saric’s employment with Educate is terminated by Educate other than for cause, death or total disability or by Mr. Hoehn-Saric for good reason after June 30, 2006, he will be entitled to (i) his base salary until the later of the first anniversary of the date of termination or the expiration of the agreement without giving effect to any further extensions, (ii) the bonus that he would have been entitled to had he worked the full year during which the termination occurred, (iii) continue to participate in, and be covered under, Educate’s group life, disability, sickness, accident and health insurance programs on the same basis as other of Educate’s executives through the first anniversary of the date of termination, and (iv) automatic vesting of his options which will be exercisable as to the greater of the then vested shares or 920,000 shares, effective as of the day immediately preceding his termination date, and, the options will remain outstanding and exercisable for the longer of six (6) months or the duration provided in the Plan and/or his option agreement.

Mr. Hoehn-Saric’s agreement provides that if the benefits payable to him would be subject to the imposition of the excise tax under Section 4999 of the Code, the amount of his benefits will be reduced to the highest amount that may be paid by us or another entity without subjecting such benefits to the excise tax; provided, however, no benefit reduction will apply if Mr. Hoehn-Saric would, on a net after tax basis, receive less benefits than if the benefits were not so reduced.

Tax and Accounting Implications

Compensation Deduction Limit. As part of its role, the Compensation Committee considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1 million that is paid to certain individuals. The Compensation Committee has considered the $1 million limit for federal income tax purposes on deductible executive compensation that is not performance-based, and believes that the executive compensation paid in 2006 and prior years satisfied the requirements of federal tax law and thus the compensation should be fully deductible.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Compensation Committee consists of Mr. Weiner and Ms. Krongard. Neither was a party to any transaction with Educate which requires disclosure under applicable regulations of the SEC. None of Educate’s officers serves as a director or member of the compensation committee of another entity, which has an executive officer who serves on Educate’s Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

Compensation Committee

Cheryl Krongard

Michael D. Weiner

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the compensation earned during the fiscal year ended December 31, 2006 by our Chief Executive Officer, Chief Financial Officer, and our three other most highly-compensated executive officers:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(3)	Total ($)
R. Christopher Hoehn-Saric	2006	$500,000	$0	$0	$0		$41,388	$541,388
Chairman of the Board and Chief Executive Officer

Kevin E. Shaffer	2006	$258,333	$0	$178,750	$0		$33,769	$470,852
Chief Financial Officer

Peter J. Cohen	2006	$343,980	$0	$0	$0		$43,724	$387,704
President, Chief Operating Officer and President of Learning Center segment

Jeffrey H. Cohen	2006	$300,000	$0	$0	$345,414	(2)	$35,800	$681,214
President, Catapult Learning

Christopher J. Paucek	2006	$230,000	$0	$103,425	$0		$23,158	$356,583
President, Educate Products

(1)	Reflects the dollar amount recognized for financial reporting purposes in accordance with FAS 123(R) and thus includes amounts from awards granted prior to 2006. Assumptions used in the calculation of these amounts are included in Note 9 to our audited financial statements included in our Annual Report on Form 10-K. Options previously granted to Messrs Hoehn-Saric, P. Cohen and J. Cohen were fully expensed in 2004.

(2)	Represents non-equity incentive plan compensation paid for 2006 in connection with the Company’s sale of Education Station LLC in August 2006.

(3)	Includes auto allowance, 401(k) match made in Educate, Inc. stock, parking subsidies, supplemental disability and supplemental health plan services. Auto allowance, 401(k) match, and parking subsidies amounts were less than $10,000 per person. Supplemental disability amounts were $11,758 and $13,594 respectively for Messrs. Hoehn-Saric and P. Cohen. Supplemental health plan services were $15,410, $15,383, $15,910, $16,566 and $15,213 for Messrs. Hoehn-Saric, Shaffer, P. Cohen, J. Cohen and Paucek, respectively.

GRANTS OF INCENTIVE PLAN BASED AWARDS

The following table sets forth certain information with respect to non-equity incentive plan based awards applicable to the fiscal year ended December 31, 2006 to our named executive officers. No equity awards were granted to named executive officers during 2006.

Name	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
			Threshold ($)	Target ($)	Maximum ($)
R. Christopher Hoehn-Saric	1/1/06	(1)	$500,000	$500,000	$500,000

Kevin E. Shaffer	1/1/06	(1)	$130,000	$130,000	$130,000

Peter J. Cohen	1/1/06	(1)	$343,980	$343,980	$343,980

Jeffrey H. Cohen	1/1/06	(1)	$180,000	$180,000	$180,000
	8/06	(2)	$0	$1,140,000	$1,140,000

Christopher J. Paucek	1/1/06	(1)	$115,000	$115,000	$115,000

(1)	The Company’s annual incentive plan is an evergreen plan that provides for annual cash payments to participants if the Company exceeds its targeted EBITDA for the applicable year. The Company failed to achieve its targeted EBITDA during 2006, so no payments were made. The annual payments are equal to 100% of base salary for Messrs Hoehn-Saric and P. Cohen, 60% of base salary for Mr. J. Cohen and 50% of base salary for Messrs Shaffer and Paucek.

(2)	Represents cash payments payable in connection with the Company’s sale of Education Station, LLC in August 2006. The payments are equal to (a) 10% of the first $10 million in net cash received by the Company in connection with the transaction plus (b) 2% of the amount by which the net cash received by the Company exceeds $10 million plus (c) miscellaneous payments related to the sale agreed upon by the parties. Target and Maximum amounts are based on total anticipated net cash receipts of $17 million (which assumes $1 million of related costs), which are expected to be received through August 2010. Payments are made only when net cash is received by the Company.

Educate does not have employment agreements with any of the named executive officers, other than Mr. Hoehn-Saric. Educate entered into an employment agreement with Mr. Hoehn-Saric on June 30, 2003. Mr. Hoehn-Saric’s agreement has a term of three years, which is automatically extended by one year beginning on the third anniversary of the agreement, unless either party provides written notice that it does not wish to extend the term. The agreement provides for an annual base salary of $400,000 per year ($500,000 per year for 2006) that is subject to annual increases by the Board or the Compensation Committee of the Board. Mr. Hoehn-Saric is eligible to receive annual performance bonuses of 100% of his base salary based upon Educate’s attainment of certain earnings before interest, taxes, depreciation and amortization goals. On July 1, 2003 Mr. Hoehn-Saric was granted options to purchase 1,380,000 shares of Educate common stock pursuant to the 2003 Plan, with a per share exercise price equal to $3.71. These options vest as to 1/36 of the shares subject to the options at the end of each full month following the date of grant, and vest in full in the event of a change of control. The agreement also provides for Mr. Hoehn-Saric to be automatically nominated to serve as Chairman of Educate’s Board of Directors.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information with respect to the value of all unexercised options previously awarded to our named executive officers as of December 31, 2006. All stock awards granted to the named executive officers were fully vested on the date of grant, but continue to be subject to restrictions on transfer.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
R. Christopher Hoehn-Saric	1,380,000	(1)	—	—	$3.71	6/30/2013

Kevin E. Shaffer	124,104	(2)	17,729	—	$3.71	6/30/2013
	51,667	(3)	28,333	—	$5.06	5/12/2014

Peter J. Cohen	336,000	(2)	48,000	—	$3.71	6/30/2013

Jeffrey H. Cohen	227,500	(2)	32,500	—	$3.71	6/30/2013

Christopher J. Paucek	10,000	(4)	5,000	—	$11.00	9/16/2014
	36,563	(5)	98,438	—	$8.22	4/9/2016

(1)	These options were granted on July 1, 2003 and vest as to 1/36 of the shares subject to the options at the end of each full month following the date of grant. These options are fully vested.

(2)	These options were granted on July 1, 2003 and vest as to 1/48 of the shares subject to the options at the end of each full month following the date of grant.

(3)	These options were granted May 13, 2004 and vest as to 1/48 of the shares subject to the options at the end of each full month following the date of grant.

(4)	These options were granted on September 17, 2004 and vest as to 1/48 of the shares subject to the options at the end of each full month following the date of grant.

(5)	These options were granted April 10, 2006 and vest as to 1/48 of the shares subject to the options at the end of each month following the date of grant.

OPTION EXERCISES AND STOCK VESTED

The named executive officers did not exercise any options during the fiscal year ended December 31, 2006. No restricted stock held by the named executive officers vested during the fiscal year ended December 31, 2006.

NONQUALIFIED DEFERRED COMPENSATION

Educate maintains a deferred compensation plan to provide eligible employees with a convenient way to save on a regular and long-term basis, thereby providing for their retirement. The plan is intended to be an unfunded plan for purposes of the Employee Retirement Income Security Act of 1974, as amended, and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. Both pre-tax contributions and their respective earnings will remain tax deferred until withdrawn through plan benefit payments. Salary and bonus contributions are typically invested in various mutual funds, stocks and bonds as selected by each participant and approved by the plan trustee. The following table sets forth certain information concerning the nonqualified deferred compensation plan in which our named executive officers participated during the fiscal year ended December 31, 2006:

Name	Executive Contributions in Last Fiscal Year($)	Registrant Contributions In Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
R. Christopher Hoehn-Saric	$250,000	$0	$327,110	$0	$2,154,423

Kevin E. Shaffer	$0	$0	$0	$0	$0

Peter J. Cohen	$0	$0	$113,177	$0	$768,329

Jeffrey H. Cohen	$0	$0	$3,973	$0	$33,059

Christopher J. Paucek	$0	$0	$0	$0	$0

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

Educate does not have agreements providing for potential payments upon termination or change of control with any of the named executive officers, other than Mr. Hoehn-Saric. In the event Mr. Hoehn-Saric’s employment with Educate is terminated as a result of his death or total disability, he will be entitled to all amounts of accrued but unpaid base salary and benefits through the date of such termination and the bonus that he would have been entitled to had he worked the full year during which his death or total disability occurred. In the event Mr. Hoehn-Saric’s employment with Educate is terminated by Educate other than for cause, death or total disability or by Mr. Hoehn-Saric for good reason after June 30, 2006, he will be entitled to (i) his base salary until the later of the first anniversary of the date of termination or the expiration of the agreement without giving effect to any further extensions, (ii) the bonus that he would have been entitled to had he worked the full year during which the termination occurred, (iii) continue to participate in, and be covered under, Educate’s group life, disability, sickness, accident and health insurance programs on the same basis as other of Educate’s executives through the first anniversary of the date of termination, and (iv) automatic vesting of his options which will be exercisable as to the greater of the then vested shares or 920,000 shares, effective as of the day immediately preceding his termination date, and, the options will remain outstanding and exercisable for the longer of six (6) months or the duration provided in the Plan and/or his option agreement. As a result of the foregoing, Mr. Hoehn-Saric would be entitled to receive a cash payment of approximately $500,000, assuming that the Company would fail to reach or exceed its targeted EBITDA for the applicable year, as the Company failed to do during 2006, and benefits and other perquisites having a value of approximately $39,894.

Mr. Hoehn-Saric’s agreement provides that if the benefits payable to him would be subject to the imposition of the excise tax under Section 4999 of the Code, the amount of his benefits will be reduced to the highest amount that may be paid by us or another entity without subjecting such benefits to the excise tax; provided, however, no benefit reduction will apply if Mr. Hoehn-Saric would, on a net after tax basis, receive less benefits than if the benefits were not so reduced.

Mr. Hoehn-Saric’s agreement also contains non-competition and non-solicitation provisions effective through the term of the agreement, unless his employment is terminated by Educate except as a result of his death or disability, until the first anniversary of the date of termination.

DIRECTOR COMPENSATION

The following table sets forth information concerning the compensation earned during the last fiscal year by each individual who served as a director at any time during the fiscal year:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(6)	Total ($)
Douglas L. Becker (1)	$0	$0	$0	$0
Laurence Berg	$72,000	$0	$0	$72,000
Michael F. Devine, III (2)	$93,700	$0	$15,440	$109,140
Michael Gross (3)	$2,500	$0	$0	$2,500
R. Christopher Hoehn-Saric (4)	$0	$0	$0	$0
David W. Hornbeck	$78,100	$0	$0	$78,100
Cheryl Krongard	$79,400	$0	$0	$79,400
Aaron Stone	$52,000	$0	$0	$52,000
Michael D. Weiner (5)	$72,000	$0	$46,320	$118,320
Raul Yzaguirre	$76,100	$0	$0	$76,100

(1)	Mr. Becker serves on the board of directors without receiving any compensation.

(2)	Mr. Devine received a vested stock option to purchase 4,000 shares of Educate Common Stock at an exercise price of $8.22 per share, which was equal to the fair market value of the Common Stock on the grant date.

(3)	Mr. Gross resigned from the Board of Directors on February 2, 2006.

(4)	Mr. Hoehn-Saric is not included in the table as he is an employee of the Company. The compensation received by Mr. Hoehn-Saric as an employee is set forth in the Summary Compensation Table.

(5)	Mr. Weiner was elected to the Board of Directors on April 10, 2006. Upon his appointment, Mr. Weiner received a vested stock option to purchase 12,000 shares of Educate Common Stock at an exercise price of $8.22 per share, which was equal to the fair market value of the Common Stock on the grant date.

(6)	Reflects the dollar amount recognized for financial reporting purposes in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are included in Note 9 to our audited financial statements included in our Annual Report on Form 10-K. As of December 31, 2006, each director had the following number of options outstanding: Mr. Berg 20,000; Mr. Devine 20,000; Mr. Hornbeck 12,000; Ms. Krongard 20,000; Mr. Stone 20,000; Mr. Weiner 12,000; and Mr. Yzaguirre 12,000.

Directors who are not employees of Educate receive cash compensation of $25,000 per year for service on the Board, $15,000 per year for service as the Chair of the Audit Committee, $7,000 per year for service as Chair of other Committees of the Board, $1,200 per committee meeting attended, and $1,000 per committee meeting participated by telephone. In addition, each Director who is not an employee receives an annual grant of restricted stock equal in value to $30,000, with such stock vesting at each such Director’s termination as a member of the Board. For each of 2006 and 2007, in lieu of grants of restricted stock, because of the pending transaction involving the Company, each Director who is not an employee has received or will receive additional cash compensation of $25,000. In connection with the Board’s consideration of the offer for the Company and other possible transactions, the Board of Directors formed the Negotiation Committee, which consists of members who are neither members of management nor affiliates of the buyer group. As compensation for work as members of the Negotiation Committee, each member shall be paid a one-time fee of $20,000 and a payment of $2,000 for each Negotiation Committee meeting in which the member participates. (Currently, Mr. Becker does not receive compensation from Educate.) All directors are reimbursed for their out-of-pocket expenses in connection with attending meetings and serving on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership of Certain Beneficial Owners, Directors and Management

The following table sets forth information regarding the beneficial ownership of Educate Common Stock as of April 16, 2007 by (i) each person or entity that Educate knows beneficially owns more than 5% of Educate Common Stock, (ii) each Director, (iii) the Chief Executive Officer and each of the other Named Executive Officers and (iv) all Directors and Executive Officers as a group. Unless otherwise indicated, the named persons exercise sole voting and investment power over the shares shown as beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Owned	Percent Owned
Apollo Advisors IV, L.P. (2)(3)	22,588,278	53%
Kornitzer Capital Management, Inc. (4)	2,405,432	6%

Directors, Nominees and Executive Officers

Douglas L. Becker	—	*
Michael F. Devine, III (5)	20,000	*
Laurence Berg (3)(6)(14)	22,608,277	53%
Cheryl Krongard (15)	20,000	*
David Hornbeck (16)	12,000	*
Aaron Stone (3)(7)(14)	22,608,277	53%
Michael D. Weiner (8)(18)	12,000	*
Raul Yzaguirre (16)	12,000	*
R. Christopher Hoehn-Saric (9)(10)	2,029,187	5%
Peter J. Cohen (11)	484,000	1%
Jeffrey Cohen (12)	270,583	*
Kevin E. Shaffer (13)	299,211	*
Christopher J. Paucek (17)	46,563	*
All executive officers and directors as a group (19)	25,308,807	59%

*	Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise indicated, the address for each of the individuals listed below is: c/o Educate, Inc., 1001 Fleet Street, Baltimore, Maryland 21202.

(2)	Represents shares held by Apollo Sylvan, LLC and Apollo Sylvan II, LLC, two special purpose entities created in connection with Educate’s acquisition of the pre-K-12 business of Laureate. Apollo Investment Fund IV, L.P. is the managing member of Apollo Sylvan, LLC and Apollo Overseas Partners IV, L.P. serves as managing member of Apollo Sylvan II, LLC. Apollo Advisors IV, L.P. is the general partner of Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. Messrs. Leon Black and John Hannan are directors and principal executive officers of the general partner of Apollo Advisors IV, L.P., and each expressly disclaim beneficial ownership of the indicated shares.

(3)	c/o Apollo Advisors, L.P., Two Manhattanville Road, Purchase, New York 10577.

(4)

Based solely upon a Form 13G filed by Kornitzer Capital Management, Inc. (“KCM”) on March 2, 2007. The filing indicates that KCM is an investment adviser and that its principal business address is 5420 West 61st Place, Shawnee Mission, KS 66205.

(5)	On December 10, 2004, Mr. Devine was granted 16,000 options to purchase common stock. On April 10, 2006, Mr. Devine was granted 4,000 options to purchase common stock. As of April 16, 2007, all the options had vested.

(6)	Includes shares of common stock beneficially owned by Apollo Advisors IV, L.P. as to which Mr. Berg, a director of the company and senior partner of Apollo Advisors IV, L.P., expressly disclaims beneficial ownership.

(7)	Includes shares of common stock beneficially owned by Apollo Advisors IV, L.P. as to which Mr. Stone, a director of the company and partner of Apollo Advisors IV, L.P., expressly disclaims beneficial ownership.

(8)	c/o Ares Management, LLC, 1999 Avenue of the Stars, Suite 1900, Los Angeles, California 90067.

(9)	Includes: (i) 41,880 shares of common stock that Mr. Hoehn-Saric holds as trustee of the CHS Trust; and (ii) 125,640 shares of common stock that Mr. Hoehn-Saric holds as trustee of the RCHS Trust #9.

(10)	Mr. Hoehn-Saric was granted 1,380,000 options to purchase shares of common stock on July 1, 2003. Pursuant to the terms of his stock option agreement, his options vest and become exercisable as to 1/36 of the options at the end of each full month after June 30, 2003. As of April 16, 2007, all the options had vested. Also includes 520,000 restricted shares of common stock Mr. Hoehn-Saric was awarded on May 13, 2004.

(11)	Mr. Peter Cohen was granted 424,000 options to purchase shares of common stock on July 1, 2003. Pursuant to the terms of his stock option agreement, his options vest and become exercisable as to 1/48 of the options at the end of each full month after June 30, 2003. As of April 16, 2007, 400,000 options had vested and another 16,000 options were to vest within 60 days. Also includes 28,000 restricted shares of common stock Mr. Peter Cohen was awarded on May 13, 2004.

(12)	Mr. Jeffrey Cohen was granted 260,000 options to purchase shares of common stock on July 1, 2003. Pursuant to the terms of his stock option agreement, his options vest and become exercisable as to 1/48 of the options at the end of each full month after June 30, 2003. As of April 16, 2007, 243,750 options had vested and another 10,833 options were to vest within 60 days. Also includes 16,000 shares of restricted stock Mr. Jeffrey Cohen was awarded on May 13, 2004.

(13)	Mr. Shaffer was granted 184,000 and 80,000 options to purchase shares of common stock on July 1, 2003 and May 13, 2004, respectively. Pursuant to the terms of his stock option agreements, his options vest and become exercisable as to 1/48 of the options at the end of each full month after June 30, 2003 and May 31, 2004, respectively. As of April 16, 2007, 231,802 options had vested and another 9,243 options were to vest within 60 days. Also includes 16,000 shares of restricted stock Mr. Shaffer was awarded on May 13, 2004.

(14)	On May 13, 2004, Messrs. Berg and Stone were each granted 20,000 options to purchase common stock. As of April 16, 2007, all the options had vested.

(15)	On June 23, 2004, Ms. Krongard was granted 20,000 options to purchase common stock. As of April 16, 2007, all of the options had vested.

(16)	On September 17, 2004, Messrs. Hornbeck and Yzaguirre were each granted 12,000 options to purchase common stock. As of April 16, 2007, all of the options had vested.

(17)	Mr. Paucek was granted 15,000 options to purchase shares of common stock on September 17, 2004. As of April 16, 2007, 9,375 of these options had vested and 625 of these options were to vest within 60 days. Mr. Paucek was granted 135,000 options to purchase shares of common stock on April 10, 2006. As of April 16, 2007, 30,938 of these options had vested and 5,625 of these options were to vest within 60 days.

(18)	On April 10, 2006, Mr. Weiner was granted 12,000 options to purchase common stock. As of April 16, 2007, all of the options had vested.

(19)	Includes options of NEOs to purchase common stock which will vest within 60 days after April 16, 2007.

Equity Compensation Plans

The following tables set forth information regarding outstanding options and shares reserved for future issuance under the plans listed below, which are Educate’s only equity-based compensation plans, as of December 31, 2006. There are no outstanding warrants or rights other than options and restricted shares under these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by security holders	3,294,316	$4.89	910,000
Equity compensation plans not approved by security holders	–	–	–

Total	3,294,316	$4.89	910,000

(1)	910,000 was the number of shares of Educate Common Stock available for future issuance, as of December 31, 2006. On January 1 of each successive year during the term of the 2004 Plan, the number of shares of Educate Common Stock available for issuance shall increase by an amount equal to the lesser of 400,000 shares or one percent of the number of outstanding shares of Educate Common Stock on December 31 of the immediately preceding year.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Educate has a policy whereby all transactions between the Company and our officers, directors and affiliates will be on terms no less favorable to the Company than could be obtained from unrelated third parties. These transactions must be approved by the Audit Committee of our Board of Directors. The transactions set forth below were conducted under application of this policy and we believe were no less favorable to us than we would have obtained in an arms length transaction with an unaffiliated third party.

Educate and Laureate Education, Inc. entered into a Shared Services Agreement dated as of June 30, 2003 pursuant to which Educate provides to Laureate certain accounting, benefits, IT, human resources, purchasing and payroll services and Laureate provides to Educate certain tax, real estate, risk management, and treasury services. During 2006, pursuant to the agreement, Laureate incurred amounts due to Educate of $2.94 million and Educate incurred amounts due to Laureate of $0.42 million. The original written agreement expired on June 30, 2006. Educate and Laureate are currently operating pursuant to the terms of an extension of the agreement. Mr. Hoehn-Saric is a Director, and Mr. Becker is Chairman and Chief Executive Officer, of Laureate.

On April 27, 2004, Educate entered into a new secured credit facility with a syndicate of lenders. Funds from the new facility were used in part to repay all amounts outstanding under a subordinated $55 million note issued to Laureate by Educate in connection with the acquisition by Educate on June 30, 2003 of Laureate’s pre-K-12 education business. Mr. Hoehn-Saric is a Director, and Mr. Becker is Chairman and Chief Executive Officer, of Laureate.

Educate subleases its corporate headquarters, consisting of 57,471 square feet of office space, from Laureate, pursuant to a lease which expires August 30, 2011. In addition, Educate subleases other property from Laureate. During 2006, Educate incurred $2.71 million as rent under the subleases. In March 2006, Educate and Laureate agreed to the terms of a Memorandum of Understanding concerning Educate leasing additional space in its corporate headquarters building currently leased and occupied by Laureate. Educate and Laureate, along with the owner of the building in which Educate has its corporate headquarters, are currently engaged in negotiations concerning the expansion of Educate’s space in its corporate headquarters building. Mr. Hoehn-Saric is a Director, and Mr. Becker is Chairman and Chief Executive Officer, of Laureate.

On September 20, 2004, Educate sold for $2,100,000 its ownership interest in Connections Academy, Inc., which operates virtual public and charter schools for K-8 students, to certain of Educate’s stockholders, including affiliates of Apollo Advisors, L.P. When Educate acquired Connections Academy from Laureate in June 2003, Educate agreed to pay to Laureate up to $10,000,000 of contingent consideration if Connections Academy achieved specified levels of earnings through 2007. As part of the sale, Educate transferred this contingent liability to the purchaser of Connections Academy. In connection with the sale, Educate and the entity which purchased Connections Academy entered into a transition services agreement, pursuant to which Educate provides certain services to Connections Academy. The agreement provides for payment to Educate of $24,000 on an annual basis. In addition, Connections Academy subleases office space from Educate. Connections Academy and Educate, along with the owners of the buildings in which Connections Academy and Educate have their respective corporate headquarters, are currently engaged in negotiations concerning the expansion and move of Connections Academy’s corporate headquarters from its current building to the building in which Educate has its corporate headquarters. Messrs. Berg and Stone, who are Directors of Educate, are affiliated with Apollo. Mr. Weiner was affiliated with Apollo until September 2006. In addition, Messrs. Hoehn-Saric, Peter Cohen, Jeff Cohen and Shaffer, all of whom are officers of Educate, are stockholders of the entity which purchased Connections Academy.

As previously disclosed, in connection with the Company’s initial public offering, the Company entered into an agreement with Apollo pursuant to which Apollo has the right, at any time until Apollo or its affiliates no longer beneficially own at least 50% of the Company’s outstanding Common Stock and have sold at least one share of Common Stock other than in the Company’s initial public offering, to require the Company to increase the size of its Board by two and to fill those vacancies with directors nominated by Apollo. Until such time that Apollo or its affiliates no longer beneficially own at least 33% of the Company’s outstanding Common Stock and have sold at least one share of Common Stock other than in the initial public offering, Apollo will have the right to nominate four designees to the Company Board, and certain important matters relating to the operations of the Company will require the approval of the majority of directors nominated by Apollo, including:

-	amendment, modification or repeal of any provision of the certificate of incorporation, bylaws or similar organizational documents in a manner that adversely affects Apollo;

-	the redemption, purchase or acquisition of any of the Company’s securities or those of the Company’s subsidiaries;

-	the issuance of additional shares of any class of capital stock (other than the grant of options or the issuance of shares upon the exercise of options);

-	the payment or declaration of any dividend or other distribution, with respect to any shares of any class or series of capital stock;

-	a consolidation or merger with or into any other entity, or transfer (by lease, assignment, sale or otherwise) of all or substantially all of the Company’s assets to another entity;

-	a complete or partial liquidation, dissolution, winding-up, recapitalization, reclassification or reorganization;

-	a split, combination or reclassification of any shares of capital stock;

-	a disposition of any assets in excess of $5 million in the aggregate;

-	consummation of any acquisition of the stock or assets of any other entity involving consideration in excess of $5 million in the aggregate;

-	entering into certain transactions with affiliates;

-	the incurrence of indebtedness aggregating more than $5 million, except for borrowings under a revolving credit facility that has previously been approved or is in existence (with no increase in maximum availability) on the date of closing of this offering;

-	change in the Company’s chief executive officer; and

-	change in size of the Company’s Board of Directors.

Messrs. Berg and Stone are affiliated with Apollo and, at the time of the Company’s initial public offering, Ms. Krongard was affiliated with Apollo. Mr. Weiner was affiliated with Apollo until September 2006.

On January 28, 2007, Educate entered into an Agreement and Plan of Merger by and among Edge Acquisition, LLC, a Delaware limited liability company (“Parent”), Edge Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of Parent (“MergerCo”), and the Company, pursuant to which MergerCo will merge with and into the Company, with the Company as the surviving corporation (the “Merger”). Parent is affiliated with certain affiliates of Sterling Partners and Citigroup Private Equity, and with Mr. Hoehn-Saric and Mr. Becker. Peter Cohen, President and Chief Operating Officer, and certain other members of management are expected to participate in the transaction by continuing to hold options with respect to the surviving corporation after the consummation of the Merger.

Apollo Sylvan, LLC and Apollo Sylvan II, LLC, holders of approximately 53% of the Company’s common stock, have entered into a Voting Agreement agreeing to vote their shares in favor of the proposed merger.

An independent committee of the Company’s Board of Directors, consisting of certain members of the Company’s Board of Directors who are not members of management or affiliates of the buyer group (the “Negotiation Committee”), unanimously approved the Merger Agreement. The merger agreement was also approved by the Company’s Board of Directors. Credit Suisse, Houlihan Lokey Howard & Zukin Capital, Inc. and Goldman, Sachs & Co. acted as financial advisors to the Negotiation Committee.

Director Independence

The Educate Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board has determined that Mr. Devine, Mr. Hornbeck, Ms. Krongard, Mr. Weiner and Mr. Yzaguirre meet the independence requirements of The NASDAQ Global Market and have made such determination based on the fact that none of such persons have had, or currently have, any relationship with the Company or its affiliates or any executive officer of the Company or his or her affiliates, that would currently impair their independence, including, without limitation, any commercial, industrial, banking, consulting, legal, accounting, charitable or familial relationship. Each member of the Audit, Compensation and the Nominating and Corporate Governance Committees is independent as defined under current NASDAQ listing standards.

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors has appointed Ernst & Young LLP (“E&Y”) to serve as Educate’s independent auditors for the year ending December 31, 2007, subject to the ratification by stockholders of Educate. E&Y has served as independent auditors of Educate since 2003. Fees for professional services provided to Educate by E&Y in each of the last two fiscal years, in each of the following categories, are:

	2006	2005
	(in millions)
Audit Services	$1.1	$1.2
Audit-Related Services	0.2	0.2
Tax Services	0.3	0.1
All Other Fees	—	—

In the above table, fees paid to E&Y in 2006 and 2005 are set forth in accordance with the rules and regulations of the SEC. Audit Services are fees Educate paid to E&Y for the audit of Educate’s annual consolidated financial statements, reviews of Educate’s quarterly consolidated financial statements, assistance with and review of documents filed with the SEC, consent procedures, accounting consultations related to transactions and the adoption of new accounting pronouncements that impact the audited financial statements, statutory audits required internationally, and audit of subsidiaries required by state or federal regulations. Audit-Related Services principally consist of assurance and related services that are reasonably related to the performance of the audit or review of Educate’s financial statements. Tax services are services rendered for tax compliance, tax advice and tax planning. The Audit Committee considered whether E&Y providing non-audit services was compatible with their maintaining independence.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent auditors. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to a specific year, the Audit Committee must approve the permitted service before the independent auditors are engaged to perform it.

The appointment of the independent auditors of Educate is approved annually by the Audit Committee and submitted by the Board of Directors to the stockholders for ratification. The Audit Committee has concluded that the provision by E&Y of non-audit services for the last completed fiscal year is compatible with E&Y maintaining its independence.

Before making its recommendation for the appointment of E&Y, the Audit Committee carefully considered that firm’s qualifications as auditors for Educate. This consideration included a review of E&Y’s performance last year and E&Y’s audit plans for 2007, as well as its reputation for integrity and competence in the fields of accounting and auditing. The Audit Committee has expressed its satisfaction with E&Y in all of these respects.

Educate, Inc.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

(1)	Financial Statements

The financial statements filed as a part of this report are included in the Index to the Financial Statements under Item 8 of this Annual Report on Form 10-K/A.

Educate, Inc.

(3)	Exhibits

Exhibit
Number	Description

2.1	Asset Purchase Agreement among Educate, Inc., Educate Operating Company, LLC, Apollo Sylvan, LLC, Apollo Sylvan II, LLC, Sylvan Learning Systems, Inc., Sylvan Ventures, L.L.C. and Apollo Management IV, L.P., dated as of March 10, 2003. (1)

2.2	Amendment No. 1 to Asset Purchase Agreement among Educate, Inc., Educate Operating Company, LLC, Apollo Sylvan, LLC, Apollo Sylvan II, LLC, Sylvan Learning Systems, Inc., Sylvan Ventures, L.L.C. and Apollo Management IV, L.P., dated as of June 30, 2003. (1)

2.3	Agreement and Plan of Merger, dated as of January 28, 2007, by and among Edge Acquisition, LLC, Edge Acquisition Corporation and Educate, Inc. (9)

3.1	Amended and Restated Certificate of Incorporation of Educate, Inc., a Delaware corporation. (2)

3.2	Amended and Restated By-Laws of Educate Inc., a Delaware corporation. (1)

3.3	Specimen of stock certificate for common stock. (1)

4.1	Form of Registration Rights Agreement, by and among Educate, Inc., and certain of its stockholders. (1)

10.1	$170,000,000 Amended and Restated Credit Agreement, dated as of April 28, 2005, among Educate Operating Company, LLC, the several banks and other financial institutions party thereto, Merrill Lynch Capital, as documentation agent and JPMorgan Chase Bank, N.A. as administrative agent. (3)

10.2	First Amendment, dated as of April 28, 2005, to the Guarantee and Collateral Agreement, dated as of April 27, 2004, among Educate, Inc., Educate Operating Company, LLC and the other guarantors party thereto in favor of JPMorgan Chase Bank, N.A. as administrative agent for the banks and other financial institutions party to the Amended and Restated Credit Agreement. (3)

10.3	Sublease, dated as of June 30, 2003, between Sylvan Learning Systems, Inc. and Educate Operating Company, LLC, for the property located at 1001 Fleet Street, Baltimore, Maryland 21202. (1)

10.4	Sublease, dated as of June 30, 2003, between Sylvan Learning Systems, Inc. and Educate Operating Company, LLC, for the property located at 506 S. Central, Baltimore, Maryland 21202. (1)

10.5	Shared Services Agreement, dated June 30, 2003, between Sylvan Learning Systems, Inc. and Educate Operating Company, LLC. (1)

10.6	Patent License Agreement, dated as of June 30, 2003, between Sylvan Learning Systems, Inc. and Educate, Inc. (1)

10.7	Employment Agreement of Christopher Hoehn-Saric, dated June 30, 2003. (1)

Educate, Inc.

10.8	Indemnification Agreement between Educate, Inc. and Christopher Hoehn-Saric, dated June 30, 2000. (1)

10.9	Stock Subscription Agreement, dated June 30, 2003 among the stockholders party thereto and Educate, Inc. (1)

10.10	Stock Subscription Agreement, dated June 30, 2003 among Apollo Sylvan, LLC, Apollo Sylvan II, LLC and Educate, Inc. (1)

10.11	Educate, Inc. 2003 Omnibus Stock Incentive Plan. (1)

10.12	Indemnification Agreement. (1)

10.13	Nominating Agreement, dated as of July 26, 2004, among Educate, Inc., Apollo Sylvan, LLC and Apollo Sylvan II, LLC. (1)

10.14	Educate, Inc. 2004 Omnibus Stock Incentive Plan. (4)

10.15	Form of Employee Option Grant Agreement. (5)

10.16	Form of Director Option Grant Agreement. (5)

10.17	First Amendment and Consent, dated as of March 31, 2006, to the Amended and Restated Credit Agreement, dated as of April 28, 2005, among Educate Operating Company, LLC, the several banks and other financial institutions party thereto, Merrill Lynch Capital, as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent. (6)

10.18	Second Amendment, dated as of August 8, 2006, to the Amended and Restated Credit Agreement, dated as of April 28, 2005, among Educate Operating Company, LLC, the several banks and other financial institutions party thereto, Merrill Lynch Capital, as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent. (7)

10.19	Third Amendment, dated as of November 27, 2006, to the Amended and Restated Credit Agreement, dated as of April 28, 2005, among Educate Operating Company, LLC, the several banks and other financial institutions party thereto, Merrill Lynch Capital, as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent. (8)

10.20	Limited Guarantee, dated as of January 28, 2007, by Sterling Capital Partners, L.P. in favor of Educate, Inc. (9)

10.21	Limited Guarantee, dated as of January 28, 2007, by Sterling Capital Partners II, L.P. in favor of Educate, Inc. (9)

10.22	Limited Guarantee, dated as of January 28, 2007, by Citigroup Capital Partners II 2007 Citigroup Investment, L.P. in favor of Educate, Inc. (9)

10.23	Limited Guarantee, dated as of January 28, 2007, by Citigroup Capital Partners II Employee Master Fund, L.P. in favor of Educate, Inc. (9)

10.24	Limited Guarantee, dated as of January 28, 2007, by Citigroup Capital Partners II Onshore, L.P. in favor of Educate, Inc. (9)

10.25	Limited Guarantee, dated as of January 28, 2007, by Citigroup Capital Partners II Cayman Holdings, L.P. in favor of Educate, Inc. (9)

10.26	Limited Guarantee, dated as of January 28, 2007, by CGI CPE LLC in favor of Educate, Inc. (9)

21.1	List of Subsidiaries. (10)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31(i).1	Certification of R. Christopher Hoehn-Saric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i).2	Certification of Kevin E. Shaffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of R. Christopher Hoehn-Saric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin E. Shaffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-115496).

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed on September 22, 2004.

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

Educate, Inc.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-121244).

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 30, 2004.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 29, 2006.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 29, 2007.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed on March 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATE, INC.

By:	/s/ Kevin E. Shaffer
Name:	Kevin E. Shaffer
Title:	Chief Financial Officer

Date:	April 30, 2007