Form 10-Q
period 2007-03-31
EDUCATE INC
filed 2007-05-10
CIK 1286862

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

The registrant had 43,191,541 shares of common stock outstanding as of May 8, 2007.

EDUCATE, INC.

Educate, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(Dollar amounts in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$381	$535
Receivables:
Accounts receivable	60,733	53,891
Notes receivable	148	183

	60,881	54,074
Allowances	(5,225)	(4,949)

	55,656	49,125
Finished goods inventory	14,913	14,885
Prepaid expenses	4,313	3,313
Other current assets	952	818
Other receivables	874	3,224
Deferred income taxes	2,169	2,169

Total current assets	79,258	74,069
Property and equipment:
Furniture and fixtures	6,348	6,398
Education materials	4,810	4,918
Computer equipment and software	15,051	14,751
Leasehold improvements	19,485	19,481

	45,694	45,548
Accumulated depreciation and amortization	(24,147)	(22,677)

	21,547	22,871
Intangible assets:
Goodwill	91,124	93,148
Tradenames	148,598	148,489
Franchise license rights	91,960	91,914
Other intangible assets	25,746	23,951

	357,428	357,502
Accumulated amortization	(7,161)	(6,254)

	350,267	351,248
Other assets	20,856	16,589

Total assets	$471,928	$464,777

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Balance Sheets (continued)

(Dollar amounts in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$31,318	$31,914
Accrued compensation and related benefits	11,953	10,967
Income taxes payable	1,310	1,063
Current portion of long-term debt	174,239	176,597
Deferred revenue	28,077	23,271
Other current liabilities	234	260

Total current liabilities	247,131	244,072
Long-term debt, less current portion	1,271	1,760
Other long-term liabilities	7,160	5,900
Deferred income taxes	9,320	8,064

Total liabilities	264,882	259,796
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $0.01, 120,000,000 shares authorized, 43,191,541 and 43,154,123 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	432	432
Additional paid-in capital	196,008	195,639
Retained earnings	7,724	6,323
Accumulated other comprehensive income	2,882	2,587

Total stockholders’ equity	207,046	204,981

Total liabilities and stockholders’ equity	$471,928	$464,777

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Income

(Dollar amounts in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2007	2006
Revenues
Service revenues	$91,692	$87,902
Net product sales	5,491	5,023

Total revenues	97,183	92,925
Costs and expenses
Instructional and franchise operations costs (1)	72,593	68,081
Marketing and advertising	7,852	8,552
Cost of goods sold (1)	3,693	4,155
Depreciation and amortization (1)	2,197	2,015
(Gain) on sale of Company-Owned centers	(1,797)	—
General and administrative expenses	4,235	4,207

Total costs and expenses	88,773	87,010

Operating income	8,410	5,915

Other income (expense)
Interest income	186	55
Interest expense	(4,033)	(2,613)
Other financing costs	(24)	(1,066)
Foreign exchange losses and other	(486)	(61)

Income from continuing operations before income taxes	4,053	2,230
Income tax expense	(1,702)	(870)

Income from continuing operations	2,351	1,360
Income from discontinued operations, net of income tax benefit of $1,360 in 2006	—	1,973

Net income	$2,351	$3,333

Earnings per common share –basic and diluted
Income from continuing operations	$0.05	$0.03
Income from discontinued operations, net of tax	—	0.05

Net income	$0.05	$0.08

(1) Amount of depreciation and amortization directly attributed to generation of revenue excluded from:
Instructional and franchise operations costs	$1,807	$1,561
Cost of goods sold	22	27

Total	$1,829	$1,588

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

(unaudited)

	Three months ended March 31,
	2007	2006
Operating activities
Net income	$2,351	$3,333
Income from discontinued operations	—	(1,973)

Income from continuing operations	2,351	1,360

Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation	2,003	1,829
Amortization	194	186
Bad debt expense	513	275
Deferred income taxes	1,240	964
Amortization of copyrights and software and media intangible assets	953	627
Non-cash stock compensation	220	204
Gain on disposal of Company-owned centers	(1,797)	—
Other financing costs	24	1,066
Other non-cash items	80	—
Payment of merger-related costs	(4,493)	—
Changes in operating assets and liabilities:
Receivables	(7,140)	(4,301)
Prepaid expenses and other current assets	(1,134)	132
Inventory	(24)	517
Other assets	448	(883)
Accounts payable, accrued expenses, and other current liabilities	(639)	10,445
Income taxes payable	2,583	1,019
Deferred revenue	5,658	7,112
Accrued compensation and related benefits	982	(1,386)

Net cash provided by continuing operations	2,022	19,166

Adjustments for discontinued operations to reconcile net cash provided by continuing operations to net cash provided by operating activities:
Income from discontinued operations	—	1,973
Changes in operating assets and liabilities	—	(11,661)
Depreciation and other non-cash items	—	15

Net cash used in discontinued operations	—	(9,673)

Net cash provided by operating activities	2,022	9,493

(continued on the following page)

See notes to consolidated financial statements (unaudited).

Educate, Inc.

Consolidated Statements of Cash Flows (continued)

(Dollar amounts in thousands)

(unaudited)

	Three months ended March 31,
	2007	2006
Investing activities
Cash paid for acquired businesses, net of cash acquired (including acquisition costs of $39 in 2006)	$—	$(689)
Proceeds from sale of Company-owned centers, net	3,561	—
Cash paid for internally developed software and media	(1,795)	(1,643)
Purchases of property and equipment	(1,482)	(3,968)
Net investing activities of discontinued operations	—	(470)
Change in other assets	(182)	(741)

Net cash provided by (used in) investing activities	102	(7,511)
Financing activities
Proceeds from exercises of stock options	149	304
Borrowings on revolving credit facility	6,000	6,000
Payments on revolving credit facility	(6,000)	(21,050)
Cash received upon issuance of debt	—	21,050
Payments on debt	(2,868)	(692)
Deferred financing costs	(275)	(922)
Change in other long-term liabilities	317	196

Net cash (used in) provided by financing activities	(2,677)	4,886
Effect of exchange rate changes on cash	399	(154)

Net change in cash and cash equivalents	(154)	6,714)
Cash and cash equivalents at beginning of period	535	2,414

Cash and cash equivalents at end of period	$381	$9,128

See notes to consolidated financial statements (unaudited).

Educate, Inc.

March 31, 2007

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

We provide supplemental, remedial and enrichment instruction through Sylvan Learning—North America’s largest network of tutoring centers. We are also the leading provider of educational services to public and non-public schools through our school partnership business, Catapult Learning. We also deliver educational products, including the highly regarded Hooked on Phonics early reading, math and study skills programs through our Educate Products business. See Note 9 for further discussion of the Company’s business segments.

Basis of Presentation

The unaudited interim financial information as of March 31, 2007 and for the three month period then ended, and for the comparable period of the prior year, has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

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

The Company consolidates investments where it has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule ownership, directly or indirectly, of over fifty percent of the outstanding voting shares is a condition for consolidation. For investments in variable interest entities, the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. The Company is not the primary beneficiary of any variable interest entity.

Merger Agreement

On September 25, 2006, we announced that our Board of Directors had received a nonbinding proposal from a management group led by R. Christopher Hoehn-Saric, our Chairman and Chief Executive Officer, and other investors to acquire all of the Company’s outstanding shares for $8.00 per share in cash.

Educate, Inc.

March 31, 2007

Notes to Consolidated Financial Statements (unaudited, continued)

(Dollars in thousands, except per share data)

On January 28, 2007, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Edge Acquisition, LLC, a Company affiliated with Sterling Partners and Citigroup Private Equity, and with Mr Hoehn-Saric (the “Merger”). Under the terms of the Merger Agreement, our stockholders will receive $8.00 in cash for each share of Educate common stock they own. Completion of the Merger is subject to customary closing conditions, including, among others, approval by our stockholders and the absence of any order or injunction prohibiting the consummation of the Merger. The Company expects the Merger to close during June, 2007.

The Merger Agreement was filed on a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement. In connection with the Merger, the Company capitalized certain due diligence and other transaction-related costs, totaling $4,743 at March 31, 2007, which are ultimately expected to be reimbursed by Sterling Partners. These merger-related costs are classified within other assets in the March 31, 2007 balance sheet.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which the Company intends to adopt on January 1, 2008. SFAS 159 requires prospective application, unless early adoption is selected, which requires retrospective application. The Company is still evaluating the impact of this pronouncement on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and the Company intends to adopt the pronouncement on January 1, 2008. SFAS 157 requires prospective application, with limited exceptions for certain financial instruments not currently held by the Company. The Company is still evaluating the impact of this pronouncement on its financial statements, however, based on information currently available, we believe that the impact of adopting SFAS 157 will be immaterial to our financial condition.

As more fully described in Note 6, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) effective January 1, 2007.

2. Sales of Company-Owned Centers

During the first quarter of 2007, the Company sold ten Company-owned Sylvan Learning Center territories (including ten centers) in six separate transactions with franchisees. The assets of these centers were reported within the Company-Owned Centers operating segment. The aggregate sales price of these territories, which excludes franchise fees, was $3,561, consisting of cash and notes receivable.

Educate, Inc.

March 31, 2007

Notes to Consolidated Financial Statements (unaudited, continued)

(Dollars in thousands, except per share data)

As a result of these sales, the Company recorded a gain of $1,797 (or $0.04 per diluted common share) which represented the difference between the fair value of the net proceeds received and the net assets sold. The net assets sold consisted of accounts receivable of $61, net property and equipment of $341, and deferred revenue of $852. Goodwill totaling $2,214, representing a portion of the Company-Owned Centers reporting unit goodwill, was assigned to the sold centers and included in the net assets sold in determining the gain on disposal.

3. Debt

Debt consists of the following:

	March 31, 2007	December 31, 2006
Senior term loan payable to a bank (“2005 Term Loan”) in quarterly installments through March 2012. The loan bears interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company (aggregating to 9.35% per annum at March 31, 2007).	$156,551	$158,844
Revolving loan payable to a bank (under the “2005 Term Loan”) maturing April 27, 2009. The loan bears interest at the bank’s prime rate or the Eurodollar rate, plus specified margins, as elected by the Company (aggregating to 9.35% per annum at March 31, 2007).	17,000	17,000
Note payable, due in semi-annual installments through June 30, 2009. The note does not bear interest, and is recorded net of a discount of $103 and $121 at March 31, 2007 and December 31, 2006, respectively.	1,109	1,089
Various notes payable bearing interest at fixed rates ranging from 5.75% to 8.25% per annum, with maturity dates ranging from June 2007 to October 2014.	850	1,424

	175,510	178,357
Less: current portion of long-term debt	(174,239)	(176,597)

Total long-term debt	$1,271	$1,760

On March 15, 2007, in connection with the Fourth Amendment to the 2005 Term Loan, the Company obtained a waiver from its bank syndicate for violations of certain financial covenants within the 2005 Term Loan for the March 31, 2007 reporting period. The Fourth Amendment also provides consent for the sale of certain Company-owned learning centers, modifies the required prepayments of the facility from the net cash proceeds from such sales, and restricts certain acquisition and new center opening expenditures. During the three months ended March 31, 2007, the Company capitalized $251 and expensed $24 related to the Fourth Amendment. The Company made a required principal repayment of $1,486 during the quarter ended March 31, 2007 as a result of the ten Company-owned learning centers sold during the quarter.

As a result of deteriorating operating results and the fact that the financial covenants are calculated using a rolling four quarter adjusted EBITDA measure, it is likely that the Company will be required to obtain waivers or amend the Term Loan facility in the June 30, 2007 and subsequent quarters to remain in compliance with the covenants prescribed in the facility and avoid the facility’s demand repayment provisions. As a result, the Company classified all of the outstanding debt of $173,551 under the 2005 Term Loan as a current liability in the consolidated balance sheet as of March 31, 2007. Management considered negotiating with the lenders under the 2005 Term Loan to obtain, for the next four quarterly reporting periods, covenant amendments that were achievable based on the projected operating results of the Company. Such amendments would provide for the classification of the debt as long-term or current under the maturity provisions of the facility. However, due to the proposed sale of the Company as evidenced by a January 2007 definitive merger agreement, the Company chose to obtain a waiver for the March 31, 2007 violations without negotiating amendments as to future periods. The merger is expected to close during the second quarter of 2007. However, there can be no assurance that lenders will waive their right to demand repayment of outstanding borrowings upon the likely default of the credit facility’s provisions in the June 30, 2007 and subsequent quarterly reporting periods, and in the event of demanded repayment, that the Company can refinance the loans on acceptable terms or meet its obligations in the ordinary course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Educate, Inc.

March 31, 2007

Notes to Consolidated Financial Statements (unaudited, continued)

(Dollars in thousands, except per share data)

At the Company’s election, the 2005 Term Loan bears interest at the base rate or Eurodollar rate plus a margin, which was 400 basis points at March 31, 2007. Pursuant to the 2005 Term Loan, quarterly principal payments based upon a 100-year amortization schedule are due through September 30, 2011 with two balloon payments in equal amounts due at the end of each of the following quarters. The obligations under the 2005 Term Loan are guaranteed by the Company and certain direct and indirect subsidiaries of the Company. These obligations are secured by a senior interest in substantially all of the assets of the consolidated subsidiaries of the Company.

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

Of the $30,000 revolving credit facility, $11,740 was available to the Company due to outstanding revolving loan borrowings of $17,000 and standby letters of credit totaling $1,260 as of March 31, 2007.

4. Commitments and Contingencies

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

On July 1, 2006, the Company and Laureate extended its shared service agreement through December 31, 2007 for a portion of the originally contracted services. Under the extended agreement, the Company will continue to provide specified accounting, benefits, human resources, purchasing and payroll services to Laureate through the end of 2007. Laureate also provided certain facilities administration functions to the Company through the end of the first quarter of 2007.

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

The Company maintains a number of standby letters of credit totaling $1,260 as of March 31, 2007 to guarantee certain of its insurance programs and the potential payment under a franchisee acquisition through 2008.

The Company has guaranteed certain bank loans of franchisees related to financing the purchase of educational programs and other purchased instructional material. Of the $680 of available credit under this program, $113 was outstanding at March 31, 2007. These guarantees are secured by the assets of the business of the individual franchisee utilizing this financing arrangement.

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

Educate, Inc.

March 31, 2007

Notes to Consolidated Financial Statements (unaudited, continued)

(Dollars in thousands, except per share data)

5. Share-Based Payments

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

2004 Omnibus Stock Incentive Plan

During 2004, the Company adopted a stock option plan that provides for the granting to selected employees and directors of the Company of options to purchase up to 700,000 shares of common stock plus an annual increase added automatically on the first day of the fiscal year equal to the lesser of (i) 400,000 shares or (ii) one percent of the number of outstanding shares on the last day of the immediately preceding fiscal year. Options under this plan expire 10 years after the grant date, and vest ratably over a forty-eight month period.

The annual automatic increase on January 1, 2007 resulted in 400,000 additional shares of common stock available for issuance under the 2004 stock option plan, and after taking into account shares already granted, 1,314,394 shares of common stock are available for issuance as of March 31, 2007. However, as stipulated in the Merger Agreement, the Company is prohibited from granting any additional stock options, with limited exceptions.

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

The Company did not grant any options during the three months ended March 31, 2007 and 2006.

The following tables summarize the Company’s stock option activity (options in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2006	3,381	$4.88
Granted	—	—
Exercised	(38)	3.99
Forfeited	(106)	5.11

Outstanding – March 31, 2007	3,237	$4.88	6.8	$10,222

Vested and expected to vest – March 31, 2007	3,142	$4.79	6.6	$10,118

Exercisable – March 31, 2007	2,776	$4.34	6.5	$9,858

Educate, Inc.

March 31, 2007

Notes to Consolidated Financial Statements (unaudited, continued)

(Dollars in thousands, except per share data)

The aggregate intrinsic value in the table above represents the difference between the Company’s closing stock price on the last trading day of the quarter (March 30, 2007) and the exercise price, multiplied by the number of in-the-money options outstanding, whether vested or not vested.

The total intrinsic value of stock options exercised, based on the difference between the Company’s stock price at the time of exercise and the related exercise price, was $139 and $193 during the three months ended March 31, 2007 and 2006, respectively.

The total fair value of stock options vested was $220 and $204 during the three months ended March 31, 2007 and 2006, respectively. The related income tax benefit recognized during the three months ended March 31, 2007 was $93. At March 31, 2007, unrecognized compensation cost related to stock options outstanding as of March 31, 2007 was $1,815 ($1,089 after income taxes), which is expected to be recognized over a weighted average remaining vesting period of 2.6 years. According to provisions in the Merger Agreement, all outstanding options, except for options held by certain members of the Company’s management, will be canceled at the effective time of the Merger and option holders will receive cash for the excess, if any, of $8.00 over the exercise price for each option held, less any required tax withholding.

6. Income Taxes

At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. The rate so determined is used in providing for income taxes on a current year-to-date basis. The effective tax rate reflects anticipated investment tax credits, foreign tax rates, capital gains rates, and other available tax-planning alternatives. It also includes the effect of any valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and carryforwards during the year. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

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

The Company’s income tax provisions for all periods consist of federal, state and foreign income taxes. The tax provision for the three month period ended March 31, 2007 is based on the estimated effective tax rate applicable for the full year. Currently, the effective tax rate for the Company for the year ending December 31, 2007 is expected to be 42%. Due to potential changes in the mix of earnings between tax jurisdictions, the Company’s consolidated effective tax rate may fluctuate during 2007.

The Company adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Only tax positions that meet a more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized.

In accordance with FIN 48, the Company recognized a cumulative effect adjustment of $950, which increased the liability for unrecognized tax benefits, interest, and penalties and reduced the January 1, 2007 balance of retained earnings.

As of January 1, 2007, the Company had unrecognized tax benefits totaling $2,363, all of which, if recognized, would impact the effective tax rate. These unrecognized tax benefits did not significantly change during the three months ended March 31, 2007, and the Company does not expect them to significantly change within the next twelve months.

The Company classifies interest on underpayment of taxes and penalties as income tax expense, which is consistent with prior years. The total amount of interest and penalties recognized in the income statement was immaterial for the three months ended March 31, 2007 and 2006, respectively. The total amount of accrued interest and penalties recognized on the balance sheet was immaterial as of March 31, 2007 and December 31, 2006, respectively.

Educate, Inc.

March 31, 2007

Notes to Consolidated Financial Statements (unaudited, continued)

(Dollars in thousands, except per share data)

As of January 1 and March 31, 2007, tax years 2003 through 2006 remain subject to examination by U.S. federal and state tax authorities, and tax years 2002 through 2006 remain subject to examination by German tax authorities.

7. Stockholders’ Equity and Comprehensive Income

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2006, as previously reported	$432	$195,639	$6,323	$2,587	$204,981
Cumulative effect of change in accounting principle	—	—	(950)	—	(950)

Balance at December 31, 2006, as adjusted	432	$195,639	$5,373	$2,587	$204,031

Options exercised for purchase of 37,418 shares of common stock	—	149	—	—	149
Non-cash stock compensation expense	—	220	—	—	220
Comprehensive income:
Net income for the three months ended March 31, 2007	—	—	2,351	—	2,351
Other comprehensive income:
Change in fair value of derivative financial instrument	—	—	—	(99)	(99)
Foreign currency translation adjustment	—	—	—	394	394

Total comprehensive income					2,646

Balance at March 31, 2007	$432	$196,008	$7,724	$2,882	$207,046

The components of comprehensive income, net of related taxes, are as follows:

	Three months ended March 31,
	2007	2006
Net income	$2,351	$3,333
Change in fair value of derivative financial instruments	(99)	2
Foreign currency translation adjustment	394	489

Comprehensive income	$2,646	$3,824

Income tax expense (benefit) related to the derivative financial instrument in the table above was $(68) and $35 for the three months ended March 31, 2007 and 2006, respectively.

Educate, Inc.

March 31, 2007

Notes to Consolidated Financial Statements (unaudited, continued)

(Dollars in thousands, except per share data)

The components of accumulated other comprehensive income are summarized as follows:

	Foreign Currency Translation Adjustment	Derivative Financial Instruments	Total
Balance at December 31, 2006	$2,358	$229	$2,587
Gains (losses) recorded in other comprehensive income, net of tax	394	(99)	295

Balance at March 31, 2007	$2,752	$130	$2,882

8. Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation of the numerators and denominators for basic and diluted earnings per common share is as follows:

	Three months ended March 31,
	2007	2006
Numerator
Income from continuing operations	$2,351	$1,360
Income from discontinued operations, net of tax	—	1,973

Net income	$2,351	$3,333

Denominator (shares in thousands)
Basic:
Weighted-average shares outstanding	43,166	42,751

Diluted:
Weighted-average shares outstanding	43,166	42,751
Dilutive effect of stock options	659	1,093

Total	43,825	43,844

Earnings per common share - basic
Income from continuing operations	$0.05	$0.03
Income from discontinued operations, net of tax	—	0.05

Net income	$0.05	$0.08

Earnings per common share - diluted
Income from continuing operations	$0.05	$0.03
Income from discontinued operations, net of tax	—	0.05

Net income	$0.05	$0.08

Since their exercise price exceeded the market value of the Company’s common stock, options to purchase 577,918 and 289,354 shares of common stock were excluded from the 2007 and 2006 computations, respectively, because the effect was antidilutive.

Educate, Inc.

March 31, 2007

Notes to Consolidated Financial Statements (unaudited, continued)

(Dollars in thousands, except per share data)

9. Businesses and Geographic Segment Information

The Company is primarily organized on the basis of educational services or products provided. The Company operates through seven business segments that offer distinct supplemental education services and products from which revenues are earned. The following describes the Company’s reportable segments:

•	Franchise Services - manages our system of franchised Sylvan Learning territories

•	Catapult Learning - provides tutoring and other supplemental education services, to eligible students in public and private schools through government-funded contracts

•	European - operates a network of company-owned and franchised centers providing tutoring in Germany and Austria

•	Company-Owned Centers - manages our network of company-owned Sylvan Learning territories

•	Educate Products - creates, manufactures, and sells educational products including the Hooked on Phonics early reading, math and study skills programs

•	Progressus - provides pediatric therapies such as physical, occupational and speech therapies to K-12 children with special education needs under contracts with school districts

•	Educate Online - provides online tutoring to students in the third through ninth functional grades

The Company evaluates performance and allocates resources based on operating income. In the following tables, revenue of the Franchise Services segment and operating income of the Company-Owned Centers segment includes an intercompany royalty and other service fees from the Company-Owned Centers segment to the Franchise Services segment which were $3,717 and $3,757 during the three months ended March 31, 2007 and 2006, respectively. The “Corporate and Eliminations” column combines the elimination of intercompany transactions and general and administrative expenses that are not allocated to segments, which are necessary to reconcile the respective line items to the consolidated financial statements. All other significant intercompany sales or transfers are eliminated.

Educate, Inc.

March 31, 2007

Notes to Consolidated Financial Statements (unaudited, continued)

(Dollars in thousands, except per share data)

The following tables set forth information on the Company’s reportable segments:

Three months ended March 31,

	Franchise Services	Catapult Learning	European	Subtotal-Educate Services	Company-Owned Centers	Educate Products	Progressus	Educate Online	Corporate & Eliminations	Total
2007
Revenues	$17,053	$22,069	$10,524	$49,646	$32,614	$3,701	$7,171	$7,768	$(3,717)	$97,183

Operating income before depreciation and amortization	10,062	4,328	1,810	16,200	667	(2,880)	694	162	(4,236)	10,607
Depreciation and amortization (1)	(142)	(163)	(129)	(434)	(1,178)	(93)	(12)	(111)	(369)	(2,197)

Operating income (loss)	$9,920	$4,165	$1,681	$15,766	$(511)	$(2,973)	$682	$51	$(4,605)	$8,410

2006
Revenues	$18,041	$20,075	$8,806	$46,922	$35,873	$2,733	$6,120	$5,034	$(3,757)	$92,925

Operating income before depreciation and amortization	11,148	4,288	1,524	16,960	(2,388)	(2,506)	624	(553)	(4,207)	7,930
Depreciation and amortization (1)	(139)	(194)	(108)	(441)	(1,013)	(46)	(12)	(76)	(427)	(2,015)

Operating income (loss)	$11,009	$4,094	$1,416	$16,519	$(3,401)	$(2,552)	$612	$(629)	$(4,634)	$5,915

(1)	excludes amortization of copyrights and computer software and media intangible assets

Educate, Inc.

March 31, 2007

Notes to Consolidated Financial Statements (unaudited, continued)

(Dollars in thousands, except per share data)

The following tables reconcile operating income in the table above to income from continuing operations before income taxes reported in the consolidated statements of operations and segment assets to total assets reported on the consolidated balance sheets:

	Three months ended March 31,
	2007	2006
Total operating income	$8,410	$5,915
Interest income	186	55
Interest expense	(4,033)	(2,613)
Other financing costs	(24)	(1,066)
Foreign exchange losses and other	(486)	(61)

Income from continuing operations before income taxes	$4,053	$2,230

	March 31, 2007
Franchise Services segment assets	$238,365
Catapult Learning segment assets	29,931
European segment assets	33,401

Total Educate Services	301,697
Company-Owned Centers segment assets	90,851
Educate Products segment assets	40,663
Progressus segment assets	9,564
Educate Online segment assets	12,732

Total assets for reportable segments	$455,507
Unallocated corporate assets	16,421

Total assets	$471,928

Revenues by geographic area are as follows:

	Three months ended March 31,
	2007	2006
United States	$85,308	$82,540
Germany	10,412	8,721
Other	1,463	1,665

Consolidated total	$97,183	$92,925

Revenues are attributed to countries based on the location of the customer. Revenues attributed to Germany represent approximately 11% of consolidated revenues for the three month period ended March 31, 2007. Substantially all long-lived assets are located in the United States.

Educate, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes to those statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006.

Information Regarding Forward-Looking Statements

The statements contained herein include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include information about possible or assumed results of operations, business strategies, financing plans, competitive position and potential growth opportunities. Forward-looking statements include all statements that are not historical facts and are generally accompanied by words such as “may,” “will,” “intend,” “anticipate,” “believe,” “estimate,” “expect,” “should” or similar expressions or the negative of such words or expressions. These statements also relate to our contingent payment obligations relating to acquisitions, future capital requirements, and our future development plans and are based on current expectations. Forward-looking statements involve various risks, uncertainties and assumptions. Our actual results may differ materially from those expressed in these forward-looking statements.

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

Overview

We are a leading pre-K-12 education company delivering supplemental education services and products to students and their families. We operate through seven business segments that offer distinct supplemental education services and products from which we earn revenues:

•	Our Franchise Services segment manages our system of franchised Sylvan Learning territories

•	Our Catapult Learning segment provides tutoring and other supplemental education services to students in public and private schools through government-funded contracts

•	Our European segment operates a network of company-owned and franchised centers providing tutoring in Germany and Austria

•	Our Company-Owned Centers segment manages our network of company-owned Sylvan Learning territories

•	Our Educate Products segment creates, manufactures, and sells educational products including the Hooked on Phonics early reading, math and study skills programs

•	Our Progressus segment provides pediatric therapies such as physical, occupational and speech therapies to K-12 children with special education needs under contracts with school districts

•	Our Educate Online segment provides online tutoring to students in the third through ninth functional grades

Educate, Inc.

Our consolidated financial statements reflect our financial position as of March 31, 2007 and December 31, 2006, and our results of operations and cash flows for the quarter ended March 31, 2007 and 2006.

Merger Agreement

On September 25, 2006, we announced that our Board of Directors had received a nonbinding proposal from a management group led by R. Christopher Hoehn-Saric, our Chairman and Chief Executive Officer, and other investors to acquire all of the Company’s outstanding shares for $8.00 per share in cash.

On January 28, 2007, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Edge Acquisition, LLC, a Company affiliated with Sterling Partners and Citigroup Private Equity, and with Mr Hoehn-Saric (the “Merger”). Under the terms of the Merger Agreement, our stockholders will receive $8.00 in cash for each share of Educate common stock they own. Completion of the Merger is subject to customary closing conditions, including, among others, approval by our stockholders and the absence of any order or injunction prohibiting the consummation of the Merger. The Company expects the Merger to close during June, 2007.

The Merger Agreement was filed on a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2007. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement.

Seasonality and Other Quarterly Fluctuations

Our revenues and operating income are characterized by significant seasonal fluctuations as described below. The following table sets forth selected information related to these fluctuations:

	2007	2006
(Dollars in millions)	First Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:
Franchise Services	$17.0	$18.0	$18.0	$15.1	$12.5
Catapult Learning	22.1	20.1	21.2	11.2	21.0
European	10.5	8.8	9.5	8.1	8.7
Company-Owned Centers	32.6	35.9	41.7	39.4	26.8
Educate Products	3.7	2.7	1.8	9.9	3.8
Progressus	7.2	6.1	5.4	4.3	6.2
Educate Online	7.8	5.0	6.1	1.3	1.9
Eliminations	(3.7)	(3.7)	(4.7)	(4.5)	(3.0)

Total revenues	$97.2	$92.9	$99.0	$84.8	$77.9
Percentage of annual revenues	N/A	26%	28%	24%	22%
Operating income (loss)	$8.4	$5.9	$10.5	$1.8	$(12.3)
Income (loss) from continuing operations	$2.4	$1.4	$4.4	$(3.8)	$(10.6)

Educate, Inc.

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

Fourth Quarter. In our Company-Owned Centers segment, enrollments are at their lowest levels of the year as a result of lower advertising expenditures, students taking a greater number of vacations during the holiday season and parental optimism towards their children’s improved school performance associated with the beginning of a new school year. Additionally, we experience lower revenues from franchise royalties in the fourth quarter as a result of prepayments by our franchisees’ customers in earlier quarters. In our products business, we believe that we may experience relatively higher revenues in this quarter due to new product introductions and as retailers restock in expectation of higher sales during the holiday period. The period reflects increased revenues in Catapult Learning and Progressus as schools are back in session and programs begin.

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

Educate, Inc.

Results of Operations

Comparison of results for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007	2006	% Increase (Decrease)
	(Dollars in millions)
Revenues
Franchise Services (1)	$17.0	$18.0	(6)%
Catapult Learning	22.1	20.1	10%
European	10.5	8.8	19%

Total Educate Services	49.6	46.9	6%
Company-Owned Centers	32.6	35.9	(9)%
Educate Products	3.7	2.7	37%
Progressus	7.2	6.1	18%
Educate Online	7.8	5.0	56%
Eliminations (1)	(3.7)	(3.7)	0%

Total	$97.2	$92.9	5%

Business Metrics
Sylvan Learning same territory revenue growth: (2)
Franchise Services	(4)%	0%
Company-Owned Centers	(9)%	(5)%
Number of Sylvan Learning Territories as of March 31:
Franchisee-owned	748	729	3%
Company-owned	166	178	(7)%

Total	914	907	1%

Number of Sylvan Learning Centers as of March 31:
Franchisee-owned	898	881	2%
Company-owned	236	255	(7)%

Total	1,134	1,136	0%

(1)	Franchise Services revenue includes intercompany royalty and other service fees from Company-Owned Centers segment to Franchise Services segment of $3.7 million during the three months ended March 31, 2007 and 2006. The “eliminations” line presents the elimination of intercompany transactions in consolidation.
(2)	“Same Territory” amounts, for both company-owned and franchised territories, include the results of territories for the identical months for each period presented in the comparison, commencing with the 13th full month the territory has been operating as either a company-owned or franchised territory, as the case may be. Same territory growth is presented as the aggregate growth for franchise or company-owned territory, as the case may be, during the period. Franchise Services revenue includes royalties and other services revenue earned in the territories. A territory reflects the geographically specified area where an operator controls rights to provision of services under the Sylvan franchise agreement.

Revenues. Revenues for the quarter ended March 31, 2007 increased $4.3 million or 5% over the same period in 2006 to $97.2 million, driven primarily by growth in the Educate Online segment of $2.8 million, Catapult Learning segment of $2.0 million, European segment of $1.7 million, Progressus segment of $1.1 million, and Educate Products segment of $1.0 million partially offset by declines in the Company-Owned Centers segment of $3.3 million and the Franchise Services segment of $1.0 million.

Franchise Services— North American franchise services revenues declined by $1.0 million due primarily to a decrease in product sales compared to the prior year of $0.7 million. First quarter 2007 sales of the new Advanced Math educational program that was released to the Sylvan Learning network in the fourth quarter of 2006 were exceeded by sales of the Beginning Reading and Study Skills educational programs during the first quarter of 2006. The remaining decrease of $0.3 million was primarily due to a decrease in assessment testing revenue resulting from a decline in inquiries from the prior year and a slight change in the mix of new enrollments

Educate, Inc.

during the quarter ended March 31, 2007 toward newer programs not requiring the Company’s traditional diagnostic assessments. Inquiries decreased 17% from the same quarter in the prior year, which correlated with the overall learning center advertising spending level decrease of 19% during the quarter. The Company’s plans for 2007 are to change the timing and mix of the advertising spend from last year in an attempt to maximize the efficiency of the advertising dollars spent. The planned advertising spend for the second quarter of 2007 is higher than what was incurred in the second quarter of the prior year.

Catapult Learning— Revenues increased $2.0 million, or 10% to $22.1 million in the first quarter of 2007 primarily due to increases in services provided under federal government funded Title I programs of $1.8 million, primarily in New Jersey, Louisiana and Wisconsin. New Orleans based contracts accounted for approximately $0.8 million of this increase as the prior year’s services were negatively impacted by storm-related damages.

European— European revenues, which include both company-owned and franchise territory results, increased $1.7 million to $10.5 million for the quarter ended March 31, 2007. The increase was due primarily to increased enrollment and growth in the number of Company-owned and franchised centers. Total Company-owned centers revenue grew by $0.5 million primarily because of the opening of 24 new corporate centers during the past year. Total franchise revenues grew by $0.3 million due to the number of franchised centers increasing by 16 during this period. The remaining increase of $0.9 million was due to exchange rate changes as the euro strengthened against the dollar compared to the prior year.

Company-Owned Centers— Revenues decreased $3.3 million, or 9% to $32.6 million, due primarily to an 18% decrease in inquiries and a 5% decline in enrollments. While the enrollment to inquiry conversion ratio improved compared to the prior year, enrollments were for lower per student revenue amounts. Additionally, ten company-owned territories were re-franchised to new franchisees during the quarter. Revenue from these centers was $1.1 million less than the same quarter of last year due to the timing of the refranchising.

Educate Products— Revenues increased $1.0 million, or 37% to $3.7 million due to increases in net product sales of $1.3 million as the business expanded its number of retail distribution customers and product line. This increase was offset by a $0.3 reduction in royalty revenue due to the non-renewal of a royalty contract in the fourth quarter of 2006.

Progressus— Revenue for Progressus increased $1.1 million or 18% to $7.2 million during the quarter ended March 31, 2007 compared to the same quarter of the prior year. The increase was primarily due to an increased number of therapists fulfilling school outsource needs combined with higher overall billing rates. The average bill rate increased $4 per hour and an additional 8,000 hours of service were delivered in 2007 compared to 2006.

Educate Online— The $2.8 million increase in revenue during the quarter ended March 31, 2007 compared to the same period of the prior year was primarily due to growth in the Catapult Online channel. The increase is primarily due to the delivery of an increased number of online tutoring sessions to students by increasing enrollments in school districts where we have had contracts in a prior year combined, to a lesser extent, with an increase in the number of school district contracts. Additionally, Catapult Online has accelerated the start of services in many school districts in the current year to achieve a higher program completion rate, since student session completion rates have historically declined later in the school year.

Educate, Inc.

	Three months ended March 31,
	2007	2006	% Increase (Decrease)
	(Dollars in millions)
Segment Operating Costs
Franchise Services	$7.1	$7.0	1%
Catapult Learning	17.9	16.0	12%
European	8.8	7.4	19%

Total Educate Services	33.8	30.4	11%
Company-Owned Centers (1) (2)	33.1	39.3	(16)%
Educate Products	6.7	5.3	26%
Progressus	6.5	5.5	18%
Educate Online	7.8	5.6	39%
Eliminations (1)	(3.7)	(3.7)	0%

Total Segment Operating Costs	$84.2	$82.4	2%

Segment Operating Income
Franchise Services	$9.9	$11.0	(10)%
Catapult Learning	4.2	4.1	2%
European	1.7	1.4	21%

Total Educate Services	15.8	16.5	(4)%
Company-Owned Centers (2)	(0.5)	(3.4)	(85)%
Educate Products	(3.0)	(2.6)	15%
Progressus	0.7	0.6	17%
Educate Online	—	(0.6)	(100)%

Total Segment Operating Income	$13.0	$10.5	24%

Corporate Expenses
Corporate depreciation and amortization expenses	$0.4	$0.4	0%
General and administrative expenses	4.2	4.2	0%
Interest expense, net	3.8	2.5	52%
Other financing costs	—	1.1	(100)%
Foreign exchange losses and other	0.5	—	N/A
Income tax expense	1.7	0.9	89%

Total Corporate Expenses	10.6	9.1	16%

Income from continuing operations	$2.4	$1.4	71%

Business Metrics
Segment Operating Margin (3)
Franchise Services	58%	61%
Catapult Learning	19%	20%
European	16%	16%
Company-Owned Centers	(2)%	(10)%
Educate Products	(81)%	(96)%
Progressus	10%	10%
Educate Online	0%	(12)%

(1)	Company-Owned Centers operating costs includes intercompany royalty and other service fees from Company-Owned Centers segment to Franchise Services segment of $3.7 million during the three months ended March 31, 2007 and 2006. The “eliminations” line presents the elimination of intercompany transactions in consolidation.
(2)	Includes $1.8 million gain on sale of 10 Company-owned centers in 2007.
(3)	Segment operating margin is calculated by dividing segment operating income by segment revenue.

Educate, Inc.

Segment Operating Income. The increase in segment operating income during the quarter ended March 31, 2007 of $2.5 million compared to the same period of the prior year was due to improvements in the Company-Owned Centers segment of $2.9 million, the Educate Online segment of $0.6 million, the European segment of $0.3 million, and $0.1 million in the Catapult Learning segment and Progressus segment, partially offset by declines in the Franchise Services segment of $1.1 million and the Educate Products segment of $0.4 million.

Franchise Services— Segment operating income decreased $1.1 million, or 10% to $9.9 million in the first quarter of 2007 due to decreased profit of $0.4 million on lower product sales, a decrease in the amount of testing revenue resulting from a decrease in the number of inquiries, and higher segment operating costs incurred to provide higher service levels to the franchise community.

Catapult Learning— Segment operating income increased $0.1 million, or 2% to $4.2 million during the first quarter of 2007 compared to the first quarter of 2006 due to the increase in revenue of $2.0 million, which was largely offset by an increased investment in sales, marketing and operations personnel to prepare the business for future growth.

European— Segment operating income increased $0.3 million, or 21% to $1.7 million in the first quarter of 2007. The increase was due to revenue growth of $1.7 million, offset by increases in operating expenses primarily driven by an increase of 24 company-owned centers and 16 additional franchise centers. Exchange rates also favorably impacted segment operating income by $0.1 million for the quarter ended March 31, 2007 compared to the same quarter in the prior year.

Company-Owned Centers— Segment operating results improved by $2.9 million during the quarter ended March 31, 2007 compared to the same quarter of the prior year from an operating loss of $3.4 million to a loss of $0.5 million. The improvement was primarily due to gains of $1.8 million recorded on the sale of 10 company-owned centers during the quarter and reductions in operating expenses exceeding reductions in revenue compared to the first quarter of the prior year by $1.1 million. Labor and other variable costs were well controlled as revenue declined during the quarter, and advertising costs were also reduced during the quarter. Overhead costs were also lower during the current quarter as the first quarter of the prior year included costs to identify and implement operational best practices and to improve conversions of inquiries into enrollments and to improve the efficiency of advertising expenditures. The first quarter of 2006 also included new center opening expenses, as eight new centers were opened in that quarter compared to none in the first quarter of 2007.

Educate Products— Educate Products’ operating loss increased $0.4 million, or 15% to $3.0 million primarily as a result of an increase in infrastructure costs to expand production and distribution in anticipation of increased revenues throughout 2007 and beyond. Additionally, the high margin royalty contract that was not renewed in the fourth quarter of 2006 resulted in a decrease in segment operating income of $0.3 million in the first quarter of 2007 compared to the first quarter of 2006.

Progressus— Segment operating income increased 17% to $0.7 million in the quarter ended March 31, 2007 compared to the same quarter of the prior year. This $0.1 million increase is primarily related to the $1.1 million increase in revenue, offset by increased operating costs of $1.0 million, that can primarily be attributed to higher wage costs associated with the additional hours worked.

Educate Online— Educate Online broke even for the three months ended March 31, 2007, compared to an operating loss of $0.6 million in the prior year. The improvement in operating results is primarily related to the revenue growth in the Catapult Online channel, partially offset by expenses related to the higher session volumes, and marketing and advertising costs.

Corporate Expenses— Corporate general and administrative and depreciation and amortization expenses of $4.6 million for the quarter ended March 31, 2007 was comparable with the same quarter of the prior year. Net interest expense increased by $1.3 million, which was primarily a result of higher debt levels and higher short-term interest rates on the credit facility. Other financing costs decreased by $1.1 million due to fewer costs attributable to the credit facility debt refinanced in 2007 compared to debt refinanced in 2006. Our income tax expense increased to $1.7 million for the quarter ended March 31, 2007 from $0.9 million in 2006, due to an increase in pretax income in 2007 along with a higher effective tax rate in the 2007 quarter. Our effective tax rate was 42% and 39% for the quarters ended March 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

The following table summarizes major changes in our cash position during the three months ended:

Educate, Inc.

	March 31,
	2007	2006
	(Dollars in millions)
Beginning cash balance	$0.5	$2.4
Operating activities – continuing operations	2.0	19.2
Operating activities – discontinued operations	—	(9.7)
Investing activities	0.1	(7.5)
Financing activities	(2.6)	4.9
Effect of exchange rates	0.4	(0.2)

Ending cash balance	$0.4	$9.1

Historically, we have generated significant cash flows from our operations which have allowed us to meet our working capital needs and provide the cash we require to make investments in property and equipment, develop new products and services, and to expand our business.

Our working capital requirements are favorably impacted by the fact that our largest segments, the Franchise Services and Company-Owned Centers segments, typically generate positive working capital even during growth periods. In our Sylvan Learning businesses, customers must pay in advance of services, which contributes to our cash position. Company-owned territories benefit from customer prepayment and, in connection with franchised territories, we receive royalty payments from franchisees based upon net cash collected in the prior month.

Our working capital needs are greater in our Catapult Learning and Progressus segments because our customers are primarily public school districts that pay us in arrears, often 60 days or longer after we perform our services. Customers in our Educate Products segment are granted payment terms customary in the industry, which may extend up to 240 days. The Products segment has also used cash to develop new products and to finance production and growth in inventory levels during the current and prior years.

For the quarters ended March 31, 2007 and 2006, our cash flows from continuing operations were $2.0 million and $19.2 million, respectively. The decrease of $17.2 million was attributed primarily to a decrease in working capital of $11.9 million as well as a decrease in income from continuing operations before non-cash charges of $5.2 million, which included payments of $4.5 million in merger-related costs.

Cash used in operating activities of discontinued operations was $9.7 million in 2006. We completed the sale of our Education Station business in the third quarter of 2006, therefore, there is no comparable current year amount.

Our investing activities have historically consisted of investments in property and equipment and internally developed software and media. During the quarter ended ended March 31, 2007, we sold 10 Company-owned learning center territories to franchisees for $3.6 million in order to focus Company-owned operations on maximizing system revenue and profit potential in strategic markets. See Note 2 to our consolidated financial statements for more information regarding these sales. We expect to sell additional Company-owned territories in connection with this initiative during the remainder of 2007.

As described more fully in the Note 3 to our consolidated financial statements, we amended our term loan facility during the first quarter of 2007 to obtain waivers for certain financial covenants for the March 31, 2007 quarterly reporting period. The Company believes it will fail to comply with these same financial covenants at subsequent quarterly reporting dates in 2007, and accordingly, will need to obtain waivers or amend the terms of the credit facility to avoid triggering the facility’s demand repayment provisions. As a result, the Company classified the $173.6 million of outstanding borrowings under the credit facility at March 31, 2007 as a current liability in the accompanying March 31, 2007 consolidated balance sheet, resulting in a working capital deficit of $167.9 million.

Management considered attempting to negotiate revised financial covenants to allow for compliance in 2007 based on projected operating results. However, because the Company has entered into a definitive merger agreement for the sale of the Company and expects to close that transaction by June 30, 2007, the Company determined it was not prudent to negotiate new terms and incur additional costs to amend its credit facility. However, there can be no assurance that lenders will waive their right to demand repayment of outstanding borrowings upon the likely default of the credit facility’s provisions in the June 30, 2007 and subsequent quarterly reporting periods, and in the event of demanded repayment, that the Company can refinance the loans on acceptable terms. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Contractual Obligations

There has been no material change in the information provided in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Our critical accounting policies and estimates are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and our significant accounting policies are described in Note 1 to our consolidated financial statements, both in our Annual Report on Form 10-K for the year ended December 31, 2006.

New Accounting Pronouncements

As more fully described in Note 1 to our consolidated financial statements, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) in September 2006. We are still evaluating the impact of this pronouncement on our financial statements.

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

Foreign Currency Risk

During the quarter ended March 31, 2007, approximately 12% of our revenues were derived from customers outside the United States. Most of this business is transacted through international subsidiaries, generally in the local currency that is considered the functional

Educate, Inc.

currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize the exchange rate exposure of our operating margins. We are vulnerable to changes in U.S. dollar / euro and U.S. dollar / Canadian dollar exchange rates. A hypothetical 10% adverse change in average annual foreign currency movements would have decreased both net income and cash flows for the quarter ended March 31, 2007 by approximately $0.1 million. We are also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. We generally view our equity investment in foreign subsidiaries, comprised of Schülerhilfe, located in Germany, and Sylvan Canada, as long-term. The effects of a change in foreign currency exchange rates on our net investment in foreign subsidiaries are reflected in other comprehensive income. A hypothetical 10% average change in depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in our net investment in foreign subsidiaries of approximately $2.7 million at March 31, 2007.

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

Note 3 to our consolidated financial statements provides information on our significant indebtedness and on our interest rate swap agreements. The total notional amount of interest rate swaps as of March 31, 2007 was $50.0 million, representing a settlement asset of $0.2 million. Assuming average variable rate debt levels, a one percentage point increase in interest rates would have increased interest expense by approximately $0.3 million for the quarter ended March 31, 2007.

All the potential impacts noted above are based on sensitivity analysis performed on our financial position at March 31, 2007. Actual results may differ materially.

Item 4.	Controls and Procedures.

(a)	Disclosure controls and procedures

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, management identified a material weakness in our internal control over financial reporting. The material weakness was disclosed as follows:

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

During the quarter ended March 31, 2007 the Company took the following actions to remediate this weakness:

•

Management conducted a review of sales terms with all customers and improved training and communication between all relevant personnel involved in sales transactions to enable a fuller understanding of proper revenue recognition accounting

•

Management implemented improved procedures to obtain and review sales terms documentation and to perform accounting reviews designed to ensure that all sales transactions are recorded in accordance with proper revenue recognition accounting.

•	Management implemented a procedure for the review of all new sales agreements by responsible Company officials prior to recording revenue in the accounting records.

In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, the Company’s management, with the participation of our principal executive and principal financial officers, has re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended

Educate, Inc.

(the “Exchange Act”)) as of March 31, 2007. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that the Company files or submits under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, to allow timely decisions regarding required disclosure. In conducting their re-evaluation, our Chief Executive Officer and Chief Financial Officer considered the nature and timing of our successful remediation of the material weakness in internal control over financial reporting as discussed above. Our Chief Executive Officer and Chief Financial Officer concluded that the remediation efforts completed effectively remediated the material weakness that did not prevent or timely detect the errors described above. Based on such re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

The Company’s management, including the principal executive and principal financial officers, has evaluated any changes in the internal controls over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended March 31, 2007, and has concluded that, except as discussed above, there was no change that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION.

Item 1.	Legal Proceedings.

There has been no material change in the information provided in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.	Risk Factors.

There has been no material change in the information provided in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Educate, Inc.

Item 6.	Exhibits.

Exhibit Number	Description
2.3	Agreement and Plan of Merger, dated as of January 28, 2007, by and among Edge Acquisition, LLC, Edge Acquisition Corporation and Educate, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of Educate, Inc., a Delaware corporation. (2)

3.2	Amended and Restated By-Laws of Educate Inc., a Delaware corporation. (3)

4.1	Form of Registration Rights Agreement, by and among Educate, Inc., and certain of its stockholders. (3)

10.27	Fourth Amendment, dated as of March 15, 2007, to the Amended and Restated Credit Agreement, dated as of April 28, 2005, among Educate Operating Company, LLC, the several banks and other financial institutions party thereto, Merrill Lynch Capital, as documentation agent, and JPMorgan Chase Bank, N.A., as administrative agent. (4)

31(i).1	Certification of R. Christopher Hoehn-Saric pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(i).2	Certification of Kevin E. Shaffer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of R. Christopher Hoehn-Saric pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kevin E. Shaffer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 29, 2007.
(2)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-A filed on September 22, 2004.
(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-115496).
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 19, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDUCATE, INC.

By:	/s/ Kevin E. Shaffer
Name:	Kevin E. Shaffer
Title:	Chief Financial Officer

Date:	May 10, 2007